Form 10-Q
period 2004-03-27
MEDVEST HOLDINGS CORP
filed 2004-05-13
CIK 1136130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

 Form 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended March 27, 2004

MEDVEST HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-4441680
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2231 Rutherford Road
Carlsbad, California 92008
(Address of principal executive offices and zip code)

(760) 602-4400
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ]         No [ X *]

          * The registrant became subject to the Securities Exchange Act of 1934 on April 7, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes [   ]         No [ X ]

          At May 13, 2004, there were 1,974,870 shares of common stock outstanding and 17,773,826 shares of preferred stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MedVest Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended

	March 27,	March 29,
(in thousands)	2004	2003

NET SALES	$76,597	$26,136

COST OF GOODS SOLD	35,463	14,582

GROSS MARGIN	41,134	11,554

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,053	8,853

LOSS FROM OPERATIONS OF ABANDONED FACILITY	—	1,300

OPERATING EARNINGS	15,081	1,401

OTHER INCOME (EXPENSE):
Interest expense, net	(5,230)	(2,086)
Other	(381)	348

Other income (expense), net	(5,611)	(1,738)

INCOME (LOSS) BEFORE INCOME TAXES	9,470	(337)

INCOME TAX BENEFIT (EXPENSE)	(1,002)	123

NET INCOME (LOSS)	$8,468	$(214)

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Condensed Consolidated Balance Sheets

(in thousands, except share amounts)	March 27,	December 31,
	2004	2003

ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,045	$23,860
Accounts receivable, net	47,450	33,703
Inventories, net	49,210	50,156
Other current assets	7,155	6,436
Assets of abandoned facility, net	—	403

Total current assets	127,860	114,558

PROPERTY, PLANT AND EQUIPMENT, NET	113,079	116,150

Goodwill	125,546	124,304
Other intangible assets, net	105,010	106,186
Other long-term assets	12,263	12,986

TOTAL ASSETS	$483,758	$474,184

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$19,969	$21,100
Salaries and wages payable	8,247	8,978
Accrued inventory repurchase liability	1,168	3,826
Accrued interest	6,997	3,762
Accrued expenses and other liabilities	13,238	11,907
Income taxes payable	1,348	711
Liabilities of abandoned facility, net	—	29
Current portion of long-term debt	1,300	1,300

Total current liabilities	52,267	51,613

Long-term debt	328,050	328,050
Other long-term liabilities	4,021	3,998

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 25,000,000 shares authorized,
17,773,826 shares issued and outstanding at
March 27, 2004 and December 31, 2003	91,256	91,256
Common stock, no par value; 25,000,000 shares authorized,
1,974,870 shares issued and outstanding
at March 27, 2004 and December 31, 2003	9,798	9,798
Accumulated other comprehensive income	4,270	3,841
Retained earnings (deficit)	(5,904)	(14,372)

Total shareholders' equity	99,420	90,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$483,758	$474,184

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended

(in thousands)	March 27,	March 29,
	2004	2003

CASH FLOW S FROM OPERATING ACTIVITIES:
Net income (loss)	$8,468	$(214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,849	913
Amortization	1,179	1
Changes in operating assets and liabilities:
Accounts receivable, net	(14,149)	447
Inventories, net	469	(474)
Other assets	(111)	(116)
Trade accounts payable	(590)	(615)
Salaries and wages payable	(644)	(1,367)
Accrued expenses and other liabilities	2,088	1,249
Income taxes payable	754	(336)
Assets and liabilities of abandoned facility, net	366	(255)

Net cash provided by (used in) operating activities	2,679	(767)

CASH FLOW S FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,483)	(973)
Adjustment of purchase price allocation	(14)	(14)

Net cash used in investing activities	(2,497)	(987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	1,278
Net proceeds from revolving line of credit	—	201
Debt issuance costs	—	(248)

Net cash provided by financing activities	—	1,231

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	3	(303)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	185	(826)
CASH AND CASH EQUIV ALENTS - Beginning of period	23,860	1,282

CASH AND CASH EQUIVALENTS - End of period	$24,045	$456

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$2,301	$424

Income taxes paid	$149	$222

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended March 27, 2004

1. BASIS OF PRESENTATION

     Principles of Reporting - The unaudited condensed consolidated financial statements include the accounts of MedVest Holdings Corporation (the “Corporation” or “MedVest”), its wholly owned subsidiary, Medex, Inc. (“Medex”), and Medex’s other subsidiaries (the “Subsidiaries”). The consolidated group is referred to herein as “the Company”. MedVest’s only assets are its investment in and advances to Medex. Medex information is included in Note 9 herein, however management believes that MedVest’s financial statements and Medex’s financial statements do not vary significantly. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

     Nature of Business - The Company principally manufactures and distributes a broad range of critical care infusion systems and medical products, which are used in acute care settings for a variety of patient treatment and diagnostic procedures.

     Statement of accounting policy - The condensed consolidated balance sheet as of March 27, 2004, the condensed consolidated statements of operations and cash flows for the three months ended March 27, 2004 and March 29, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations, and changes in cash flows for all periods presented have been made. The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its registration statement on Form S-4, as amended (file no. 333-112848).

2. EFFECT OF NEW ACCOUNTING STANDARDS

      In June 2002, SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, was issued. SFAS No. 146 changes the timing of when companies recognize costs associated with exit or disposal activities, so that the costs would generally be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002 and could result in the Company recognizing the costs of future exit or disposal activities over a period of time rather than a one time charge to earnings. The Company accounted for the closure of its Costa Rica manufacturing facility (see Note 3) in accordance with SFAS No. 146.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB deferred the effective date of certain provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. The adoption of SFAS No. 150 did not have a material impact on the Company’s condensed consolidated financial statements.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have a material impact on the Company's unaudited condensed consolidated financial statements.

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended March 27, 2004

3. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

      In April 2003, the Company entered into a recapitalization and stock purchase agreement with One Equity Partners, pursuant to which One Equity Partners made a capital contribution of $119.5 million to purchase MedVest's capital stock, of which $103.1 million was paid directly to MedVest and $16.4 million was paid to other stockholders. As a result of these investments, One Equity Partners and members of senior management now own all of MedVest’s outstanding capital stock. In connection with this equity investment, the Company also entered into a purchase agreement with Ethicon Endo-Surgery, Inc. ("Ethicon"), a wholly owned subsidiary of Johnson and Johnson, to acquire substantially all of the assets of its short peripheral intravenous catheter business ("Jelco") for $340.0 million. Under the terms of the purchase agreement, the Company acquired the worldwide assets of the Jelco business from Ethicon and certain of its affiliates and assumed the liabilities of the Jelco business arising upon or after the closing of the acquisition. In addition, the Company acquired all of the issued and outstanding capital stock of Johnson & Johnson Medical de Monterrey S.A. de C.V. ("Monterrey"), a subsidiary of Ethicon, a Mexican maquiladora with a manufacturing facility in Monterrey, Mexico, dedicated to the Jelco business.

Reconciliation of purchase price (in thousands):
Purchase price	$340,000
Closing adjustments	(596)
Transaction costs	3,513

Total Costs	$342,917

      As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements (see Note 6) and used the proceeds, along with the capital contribution, to finance the acquisition of the Jelco business and retire existing debt obligations. The Company obtained a senior secured term loan bearing interest at a variable interest rate, senior subordinated notes bearing interest at a fixed interest rate, and a revolving credit facility bearing interest at a variable interest rate.

      The acquisition of the Jelco business, the recapitalization and stock purchase agreement with One Equity Partners, the refinancing of existing debt, and new borrowing arrangements were completed on May 21, 2003. The Jelco acquisition was accounted for under the purchase method of accounting. The consolidated financial statements include the results of operations from the Jelco business combinations as of the date of acquisition. The following is a summary of the assets acquired and the liabilities assumed (in thousands):

Value at
May 21, 2003

Cash	$1,220
Inventory	29,412
Long-lived assets	95,743
Other assets	513
Intangible assets	108,800
Goodwill	115,303

Total assets acquired	350,991

Liabilities assumed	(8,074)

Net assets acquired	$342,917

      The Company is in the process of settling certain assets and liabilities with Johnson & Johnson which may ultimately affect the purchase price allocation. The Company expects to settle these items with Johnson & Johnson in 2004.

      At the date of the transaction, the Company entered into a transition services agreement ("TSA") with Johnson & Johnson in which distribution, customer service, credit and collections, systems support and various other functions are to be provided by Johnson & Johnson as necessary for up to one year for a charge. By the end of the TSA (May 2004), the Company

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended March 27, 2004

will have repurchased substantially all of the inventory from Johnson & Johnson subject to the TSA. As such, the Company has included in its consolidated balance sheet, inventory and a related accrual of $1.2 million and $3.8 million at March 27, 2004 and December 31, 2003, respectively.

     As a result of the Jelco acquisition, management decided to close its Costa Rica manufacturing facility and relocate its operations to Jelco’s Monterrey, Mexico facility. The closure of the facility was substantially completed as of December 31, 2003. The Costa Rica facility recorded no revenues and recognized a pre-tax loss from operations of $1.3 million for the three months ended March 29, 2003. This included an impairment charge of $1.0 million recorded in the first quarter of 2003, associated with the write-down of certain long-lived assets.

4. INVENTORIES

      Inventories summarized by major classification are as follows (in thousands):

	March 27,	December 31,
	2004	2003

Raw materials and supplies	$15,989	$16,576
Work in progress	11,373	11,760
Finished goods	25,305	26,026
Less: reserve for obsolete and slow-moving inventory	(3,457)	(4,206)

Inventories, net	$49,210	$50,156

5. INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three month period ended March 27, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$124,304
Adjustments to purchase price allocation	14
Currency translation	1,228

Balance as of March 27, 2004	$125,546

      The Company’s other intangible assets, primarily from the Jelco acquisition, consisted of (in thousands):

	March 27, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Product technology	$20,600	$(1,986)	$18,614	$20,600	$(1,387)	$19,213
Manufacturing technology	48,000	(2,026)	45,974	48,000	(1,454)	46,546
Other	250	(28)	222	250	(23)	227

Total amortized intangible assets	68,850	(4,040)	64,810	68,850	(2,864)	65,986

Unamortized intangible assets
Trademarks	40,200	—	40,200	40,200	—	40,200

Total unamortized intangible assets	40,200	—	40,200	40,200	—	40,200

Total intangible assets	$109,050	$(4,040)	$105,010	$109,050	$(2,864)	$106,186

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended March 27, 2004

      Amortization expense for intangible assets for the quarter ended March 27, 2004 was $1.2 million and the Company recorded minimal amortization expense for the quarter ended March 29, 2003. The Company’s amortization expense is primarily related to intangible assets acquired in the Jelco acquisition and the weighted average useful life is 16.7 years. Annual amortization expense over the next five years is estimated to be $4.7 million per year.

6. LONG-TERM DEBT

      Long-term obligations consist of the following (in thousands):

	March 27,	December 31,
	2004	2003

Term Loan	$129,350	$129,350
Senior subordinated notes	200,000	200,000

Total	329,350	329,350
Current portion of long-term debt	1,300	1,300

Total Long-term debt	$328,050	$328,050

     Long-Term Debt Agreements - As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements and used the proceeds, along with the capital contribution from One Equity Partners, to finance the acquisition of the Jelco business and retire existing debt obligations.

     The Company's new credit agreement with several banks and other financial institutions, (collectively, the "Lenders") provides for senior secured financing of up to $170.0 million consisting of a $130.0 million term loan ("Term Loan") facility and a $40.0 million revolving credit facility ("Revolver"), including a letter of credit sub-facility of $2.0 million and a swingline loan sub-facility of $5.0 million. The new credit agreement and associated borrowings commenced on May 21, 2003.

     Interest on the Term Loan and the Revolver are designated at the base rate or LIBOR rate plus applicable margin, respectively. The interest rate periods will be at one, two, three, or six months (or subject to availability, nine or twelve months). The base rate will be the greater of (1) the prime rate or (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The LIBOR rate will be determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the Lenders are subject.

     The Term Loan had principal of $129.4 million outstanding at March 27, 2004 and December 31, 2003. The Term Loan is due in twenty-four quarterly installments of $0.3 million commencing on September 30, 2003 through June 30, 2008, with the remaining principal amount payable in quarterly installments of $30.9 million through March 31, 2009 and the final payment of $30.9 million due on the maturity date of the loan on May 21, 2009. At March 27, 2004 and December 31, 2003, the Term Loan was designated at a LIBOR rate plus applicable margin, totaling 4.13% and 4.19%, respectively. Beginning with the fiscal year ending December 31, 2004, the Company will be required to make loan prepayments, equaling 75% or 50% of the excess cash flows, as defined, for the fiscal year, provided that the Company meets certain adjusted debt ratio requirements.

      The Company had no obligations outstanding under the Revolver at March 27, 2004 or December 31, 2003.

     Additionally, the Company issued $200.0 million aggregate principal amount of notes (the "Notes"). The Notes accrue interest at the rate of 8 7 / 8 % per annum and are payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003. The Notes will mature on May 15, 2013 at which time principal is due in full.

     Except in connection with certain equity offerings, the Notes will not be redeemable at the Company's option prior to May 15, 2008. On or after May 15, 2008, the Company may redeem all or a part of the Notes upon not less than 30 nor

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended March 27, 2004

more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15 of the years indicated below:

Year	Percentage

2008	104.438%
2009	102.958%
2010	101.479%
2011 and thereafter	100.000%

     Revolving Credit, Term Loan A, Term Loan B Agreements (Repaid May 21, 2003) - The Company's credit agreement permitted it to borrow on two term loans, with original principal amounts of $17.0 million ("Term Note A") and $7.0 million ("Term Note B"). Term Note A was due in eleven quarterly principal installments of $0.9 million, with the remaining principal amount due in December 2005. Interest on Term Note A was designated as either Eurodollar or Prime Rate interest at the applicable rates plus a margin, based upon the Company's Adjusted Debt Ratio, as defined. At December 31, 2002, all of the Company's borrowings on Term Note A were designated at the Eurodollar rate plus applicable margin, totaling 4.92%. Term Note B was due in eleven quarterly principal installments of $25,000, with the remaining principal amount due in December 2005. Interest on Term Note B was based on the Eurodollar rate or Prime Rate plus applicable margin. At December 31, 2002, all the Company's borrowings on Term Note B were designated at the Eurodollar rate plus applicable margin, totaling 5.17%. Term Note A and Term Note B were repaid on May 21, 2003.

     Additionally, the Company had available a revolving commitment of $15.0 million through December 2005. Advances made under the revolving commitment were designated as either Eurodollar or Prime Rate advances with interest accruing at the applicable rates plus a margin, based upon the Company's Adjusted Debt Ratio, as defined. At December 31, 2002, all of the Company's advances were designated at Eurodollar rate plus applicable margin, totaling 3.88%. The revolving commitment was repaid on May 21, 2003.

     Senior Subordinated Notes and Junior Subordinated Notes (Repaid May 21, 2003) - The Company entered into a total of $13.0 million Senior Subordinated Notes with the Mezzanine Opportunities LLC and Stonehenge Opportunity Fund ("Stonehenge") bearing interest at 20%. The Company was required to make current interest payments of 12%, deferring the remainder until the due date of the Senior Subordinated Notes. The Senior Subordinated Notes with the Mezzanine Opportunities LLC and Stonehenge were repaid on May 21, 2003.

     The Company entered into a Junior Subordinated Note totaling $11.3 million due in 2007 with Stonehenge. Interest accrued at 30% and was deferred for the first two years of the loan. The Junior Subordinated Note was repaid on May 21, 2003.

7. STOCK OPTIONS

     The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123". The Statement requires prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the recognition and measurement principles of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three month periods ended March 27, 2004 and March 29, 2003 (in thousands):

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended March 27, 2004

	Three months ended

	March 27,	March 29,
	2004	2003

Net income (loss) as reported	$8,468	$(214)
Less: total stock-based compensation expense
determined under fair value based methods	(50)	(54)

Pro forma net income (loss)	$8,418	$(268)

8. COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss) for the interim periods was as follows (in thousands):

	Three months ended

	March 27,	March 29,
	2004	2003

Net income (loss)	$8,468	$(214)
Foreign currency translation gain adjustments	429	(99)
Unrealized gain on the effective portion of cash
flow hedges	—	38

Comprehensive income (loss)	$8,897	$(275)

9. GUARANTOR SUBSIDIARIES – SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS

     On May 21, 2003, Medex, Inc. issued its 8 7/8% senior subordinated notes ("Notes") due 2013 (see Note 6). The Notes were guaranteed by MedVest Holdings Corporation and each of the Medex's domestic subsidiaries, Medex Medical, Inc. and Medex Cardio-Pulmonary, Inc. (the "Subsidiary Guarantors"). The Notes were not guaranteed by the Medex's foreign subsidiaries (the "Non-Guarantor Subsidiaries"). Pursuant to applicable rules of the Securities and Exchange Commission, Medex is required to present condensed consolidating financial information with respect to MedVest, Medex, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries of the Notes.

     The following supplemental schedules present the condensed consolidating balance sheet for the guarantors and non-guarantors as of March 27, 2004 and December 31, 2003 and the condensed consolidating statements of operations and cash flows for the quarters ended March 27, 2004 and March 29, 2003.

      The 8 7/8% senior subordinated notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by MedVest, the Subsidiary Guarantors and any other future domestic restricted subsidiary of Medex.

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the three months ended March 27, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$—	$50,489	$896	$40,295	$(15,083)	$76,597

COST OF GOODS SOLD	—	23,231	1,461	25,854	(15,083)	35,463

GROSS MARGIN	—	27,258	(565)	14,441	—	41,134

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	600	15,327	511	9,615	—	26,053

OPERATING EARNINGS (LOSS)	(600)	11,931	(1,076)	4,826	—	15,081

OTHER INCOME (EXPENSES):
Interest expense, net	—	(4,810)	—	(420)	—	(5,230)
Other	—	311	11	(717)	14	(381)

Other income (expenses), net	—	(4,499)	11	(1,137)	14	(5,611)

INCOME (LOSS) BEFORE INCOME TAXES	(600)	7,432	(1,065)	3,689	14	9,470

INCOME TAX EXPENSE	—	(194)	—	(808)	—	(1,002)

NET INCOME (LOSS)	$(600)	$7,238	$(1,065)	$2,881	$14	$8,468

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the three months ended March 29, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$—	$16,549	$573	$16,512	$(7,498)	$26,136

COST OF GOODS SOLD	—	9,188	571	12,321	(7,498)	14,582

GROSS MARGIN	—	7,361	2	4,191	—	11,554

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	—	5,264	165	3,424	—	8,853

LOSS FROM OPERATIONS OF
ABANDONED FACILITY	—	—	—	1,300	—	1,300

OPERATING EARNINGS (LOSS)	—	2,097	(163)	(533)	—	1,401

OTHER INCOME (EXPENSES):
Interest expense, net	—	(1,864)	—	(222)	—	(2,086)
Other	—	228	—	16	104	348

Other income (expenses), net	—	(1,636)	—	(206)	104	(1,738)

INCOME (LOSS) BEFORE INCOME TAXES	—	461	(163)	(739)	104	(337)

INCOME TAX BENEFIT (EXPENSE)	—	(128)	—	292	(41)	123

NET INCOME (LOSS)	$—	$333	$(163)	$(447)	$63	$(214)

MedVest Holdings Corporation
Supplemental Combining Balance Sheet (Unaudited)
As of March 27, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25	$13,483	$—	$10,537	$—	$24,045
Accounts receivable, net	—	24,783	277	22,390	—	47,450
Inventories, net	—	26,358	1,296	21,556	—	49,210
Other current assets	1,800	848	21	4,486	—	7,155

Total current assets	1,825	65,472	1,594	58,969	—	127,860

Property, plant and equipment, net	—	81,495	—	31,584	—	113,079

Goodwill	—	112,497	374	12,675	—	125,546
Other intangible assets, net	—	105,010	—	—	—	105,010
Investment in subsidiaries	103,400	16,307	—	22,749	(142,456)	—
Other long-term assets	—	12,238	—	25	—	12,263

TOTAL ASSETS	$105,225	$393,019	$1,968	$126,002	$(142,456)	$483,758

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$—	$5,252	$196	$14,521	$—	$19,969
Salaries and wages payable	—	3,161	13	5,073	—	8,247
Accrued inventory repurchase liability	—	—	—	1,168	—	1,168
Accrued interest	—	6,990	—	7	—	6,997
Accrued expenses and other liabilities	2,400	8,827	62	2,564	(615)	13,238
Income taxes payable	47	171	—	1,130	—	1,348
Current portion of long-term debt		1,300	—	—	—	1,300

Total current liabilities	2,447	25,701	271	24,463	(615)	52,267

Long-term debt	—	328,050	—	—	—	328,050
Other long-term liabilities	—	—	—	3,933	88	4,021

Intercompany balances	9,566	(65,699)	4,878	79,521	(28,266)	—

SHAREHOLDERS' EQUITY:
Preferred stock	91,257	(1)	—	—	—	91,256
Common stock	10,141	98,756	—	15,303	(114,402)	9,798
Accumulated other comprehensive income	—	—	—	4,270	—	4,270
Retained earnings (deficit)	(8,186)	6,212	(3,181)	(1,488)	739	(5,904)

Total shareholders' equity (deficiency)	93,212	104,967	(3,181)	18,085	(113,663)	99,420

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,225	$393,019	$1,968	$126,002	$(142,456)	$483,758

MedVest Holdings Corporation
Supplemental Combining Balance Sheet
As of December 31, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25	$14,600	$(31)	$9,266	$—	$23,860
Accounts receivable, net	—	14,840	340	18,523	—	33,703
Inventories, net	—	24,377	1,374	24,405	—	50,156
Other current assets	2,400	1,069	20	2,947	—	6,436
Assets of abandoned facility, net	—	—	—	403	—	403

Total current assets	2,425	54,886	1,703	55,544	—	114,558

Property, plant and equipment, net	—	82,706	242	33,202	—	116,150

Goodwill	—	119,263	361	4,680	—	124,304
Other intangible assets, net	—	106,186	—	—	—	106,186
Investment in subsidiaries	103,400	16,309	—	22,749	(142,458)	—
Other long-term assets	—	12,629	(1)	356	2	12,986

TOTAL ASSETS	$105,825	$391,979	$2,305	$116,531	$(142,456)	$474,184

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$—	$3,453	$21	$17,626	$—	$21,100
Salaries and wages payable	—	5,515	14	3,449	—	8,978
Accrued inventory repurchase liability	—	—	—	3,826	—	3,826
Accrued interest	—	3,762	—	—	—	3,762
Accrued expenses and other liabilities	2,400	8,247	71	1,189	—	11,907
Income taxes payable	47	169	—	495	—	711
Liabilities of abandoned facility, net	—	—	—	29	—	29
Current portion of long-term debt	—	1,300	—	—	—	1,300

Total current liabilities	2,447	22,446	106	26,614	—	51,613

Long-term debt	—	328,050	—	—	—	328,050
Other long-term liabilities	—	—	—	3,998	—	3,998

Intercompany balances	9,566	(60,467)	4,313	75,367	(28,779)	—

SHAREHOLDERS' EQUITY:
Preferred stock	91,257	(1)	—	—	—	91,256
Common stock	10,141	101,157	—	12,902	(114,402)	9,798
Accumulated other comprehensive income	—	—	—	3,841	—	3,841
Retained earnings (deficit)	(7,586)	794	(2,114)	(6,191)	725	(14,372)

Total shareholders' equity (deficiency)	93,812	101,950	(2,114)	10,552	(113,677)	90,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,825	$391,979	$2,305	$116,531	$(142,456)	$474,184

MedVest Holdings Corporation
Supplemental Combining Statement of Cash Flows (Unaudited)
For the three months ended March 27, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(600)	$7,238	$(1,065)	$2,881	$14	$8,468
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	—	4,080	—	769	—	4,849
Amortization	—	1,179	—	—	—	1,179
Changes in operating assets and liabilities:
Accounts receivable, net	—	(9,942)	63	(4,270)	—	(14,149)
Inventories, net	—	(1,982)	78	2,373	—	469
Other assets	600	612	(1)	(1,322)	—	(111)
Trade accounts payable	—	1,798	175	(2,563)	—	(590)
Salaries and wages payable	—	(2,355)	(1)	1,712	—	(644)
Accrued expenses and other liabilities	—	882	796	424	(14)	2,088
Income taxes payable	—	—	—	754	—	754
Assets and liabilities of abandoned facility, net	—	—	—	366	—	366

Net cash provided by operating activities	—	1,510	45	1,124	—	2,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Disposals (purchases) of property, plant and equipment	—	(2,627)	—	144	—	(2,483)
Adjustments of purchase price allocation	—	—	(14)	—	—	(14)

Net cash provided by/(used in) investing activities	—	(2,627)	(14)	144	—	(2,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in bank overdraft	—	—	—	—	—	—
Debt issuance costs	—	—	—	—	—	—
Principle payment on long-term debt	—	—	—	—	—	—

Net cash provided by financing activities	—	—	—	—	—	—

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	—	—	—	3	—	3

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	—	(1,117)	31	1,271	—	185
CASH AND CASH EQUIVALENTS - Beginning of period	25	14,600	(31)	9,266	—	23,860

CASH AND CASH EQUIVALENTS - End of period	$25	$13,483	$—	$10,537	$—	$24,045

MedVest Holdings Corporation
Supplemental Combining Statement of Cash Flows (Unaudited)
For the three months ended March 29, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—	$333	$(163)	$(447)	$63	$(214)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	—	728	6	179	—	913
Amortization	—	1	—	—	—	1
Changes in operating assets and liabilities:
Accounts receivable, net	—	853	117	(523)	—	447
Inventories, net	—	(231)	(226)	(17)	—	(474)
Other assets	—	(72)	(26)	(18)	—	(116)
Trade accounts payable	—	(201)	(46)	(368)	—	(615)
Salaries and wages payable	—	(3,997)	—	2,630	—	(1,367)
Accrued expenses and other liabilities	—	1,729	337	(713)	(104)	1,249
Income taxes payable	—	118	—	(495)	41	(336)
Assets and liabilities of abandoned facility, net	—	—	—	(255)	—	(255)

Net cash used in operating activities	—	(739)	(1)	(27)	—	(767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(902)	5	(76)	—	(973)
Adjustments of purchase price allocation	—	—	(14)	—	—	(14)

Net cash used in investing activities	—	(902)	(9)	(76)	—	(987)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in cash overdraft	—	1,278	—	—	—	1,278
Net payments from revolving line of credit	—	201	—	—	—	201
Debt issuance costs	—	(248)	—	—	—	(248)

Net cash provided by financing activities	—	1,231	—	—	—	1,231

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	—	—	—	(303)	—	(303)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(410)	(10)	(406)	—	(826)
CASH AND CASH EQUIVALENTS - Beginning of period	—	396	24	862	—	1,282

CASH AND CASH EQUIVALENTS - End of period	$—	$(14)	$14	$456	$—	$456

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Overview

      The Company manufactures and distributes a broad range of critical care medical products. The Company’s products are used primarily in acute care settings for a variety of both therapeutic and diagnostic procedures. The Company’s focus is on products for anesthesia departments; operating rooms; adult, pediatric and neonatal intensive care units; catheterization and radiology laboratories; and respiratory departments. The acquisition of the Jelco business on May 21, 2003 allowed the Company to offer customers a complete fluid and drug infusion system comprised of infusion pumps, fluid and drug administration products, central venous and peripheral intravenous catheters, all of which function together to safely deliver measured doses of fluids and drugs into a patient’s vascular system. The Company also manufactures and distributes invasive pressure monitoring systems, catheterization laboratory (“cath lab”) packs and accessories and respiratory products.

      In April 2003, the Company entered into a recapitalization and stock purchase agreement with One Equity Partners, pursuant to which One Equity Partners agreed to make a capital contribution of $119.5 million. As a result of these investments, One Equity Partners and members of senior management now own all of MedVest’s outstanding capital stock. In connection with this equity investment, the Company also entered into a purchase agreement in April 2003, with Ethicon Endo-Surgery, Inc., a wholly owned subsidiary of Johnson and Johnson, to acquire substantially all of the assets of its Jelco peripheral intravenous catheter business for $340.0 million. These transactions closed on May 21, 2003. For further information regarding these transactions, see Note 3 to the Company's interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

     Medex is the wholly owned operating subsidiary of MedVest, whose only assets are its investment in and advances to Medex. Medex information is included under Note 9 to the Company’s interim unaudited condensed consolidated financial statements, however management believes MedVest’s financial statements and Medex’s financial statements do not vary significantly. Consequently, "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses MedVest's financial condition and operating results as if they were Medex's.

Results of Operations

      Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

     Net Sales. Net sales increased by $50.5 million, or 193.1%, to $76.6 million for the first quarter of 2004 compared to $26.1 million for the first quarter of 2003. The increase in sales was primarily attributed to $47.8 million in sales from the Jelco business acquired on May 21, 2003, also referred to as the Vascular Access (“VA”) business. Contributing to the increase were favorable traditional Medex sales of $2.7 million, an increase of 10.3%, compared to the same period from the prior year.

     The following table summarizes the Company’s sales by geographic segment for the quarters ended March 27, 2004 and March 29, 2003 (in thousands):

	March 27,	March 29,
	2004	2003

Net Sales
North America	$49,703	$14,459
Germany	8,473	6,890
Italy	6,833	—
United Kingdom	6,060	3,641
France	3,996	1,137
Other	1,532	9

Total	$76,597	$26,136

      North American net sales increased by $35.3 million, or 243.8%, to $49.7 million for the first quarter of 2004 compared to $14.4 million in the first quarter of 2003. The increase was primarily attributed to $33.6 million in sales from the acquired VA business, increased pumps and accessories sales of $1.2 million and favorable disposable sales of $0.5 million. Sales were favorable for the first quarter of 2004 despite the quarter having two less working days when compared to the corresponding period of 2003.

     European net sales increased by $13.7 million, or 117.4%, to $25.4 million for the first quarter of 2004 compared to $11.7 million during the first quarter of 2003. The increase was primarily attributed to $12.7 million in sales from the acquired VA business. In addition, the Company benefited from favorable foreign exchange rate fluctuations of $2.6 million. Offsetting these increases was a decrease in traditional Medex product sales of $1.6 million in Germany, France and the United Kingdom, primarily a result of the quarter having two less working days when compared to the first quarter of fiscal year 2003.

      Direct rest of world sales increased $1.5 million in the first quarter of 2004. This increase is attributable to starting direct operation in Japan on January 1, 2004.

     Cost of Sales and Gross Margin. Cost of sales increased $20.9 million, or 143.2%, to $35.5 million for the first quarter of 2004 compared to $14.6 million in the first quarter of 2003. Gross margin for the first quarter of 2004 increased $29.5 million, or 256.0%, to $41.1 million from $11.6 million during the comparable period of 2003. Gross margin as a percentage of net sales increased to 53.7% for the first quarter of 2004 from 44.2% for the first quarter of 2003. The increase in gross margin as a percentage of net sales is primarily a result of higher margins on the VA product line and stronger syringe pump sales.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $17.2 million, or 194.3%, to $26.1 million in the first quarter of 2004 compared to $8.9 million in the first quarter of 2003. Selling, general and administrative expenses as a percentage of net sales were flat at 34.0% for the first quarter of 2004 compared to 33.9% for the corresponding period in 2003. The increase in selling, general and administrative expenses is primarily due to increased costs related to the VA business and one-time costs related to the integration of the VA acquisition totaling $1.4 million, or 1.8% of sales. These costs include management retention bonuses, debt registration fees, branding campaign costs, as well as severance and relocation costs. In addition, the Company incurred information system costs for converting the VA business from Johnson and Johnson systems to Medex systems. The Company also incurred management fees payable to One Equity Partners of $0.6 million in 2004 that were not incurred in 2003. The resulting favorable operating expenses as a percentage of sales are primarily due to leveraging the existing infrastructure on increased sales.

     Depreciation and Amortization. Depreciation and amortization expenses increased $5.1 million, or 559.4%, to $6.0 million in the first quarter of 2004 compared to $0.9 million for the first quarter of 2003. The increase in depreciation and amortization is primarily due to the depreciation on acquired VA facilities and equipment, as well as amortization of patents and manufacturing technology attributed to the acquisition.

     Interest Expense. Interest expense increased by $3.1 million, or 150.7%, to $5.2 million in the first quarter of 2004 from $2.1 million in the first quarter of 2003. Outstanding borrowings under various long-term obligations totaled approximately $329.4 million at March 27, 2004 compared to $48.3 million at March 29, 2003. The increase in both interest expense and outstanding borrowings is a result of financing for the VA acquisition on May 21, 2003. For further information regarding the Company’s external indebtedness, see Note 6 of the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

     Income Taxes. Income tax expense increased $1.1 million to $1.0 million in the first quarter of 2004 from a benefit of $0.1 million for the comparable quarter of 2003. The increase is generally attributable to the additional foreign income generated from the VA acquisition. In certain foreign jurisdictions, first quarter 2004 income has been offset with net operating loss carryovers ("NOL's") which had previously been offset by a valuation allowance. The ability of the Company to utilize its U.S., state and foreign NOL's continues to be evaluated after integration of the VA business and currently the Company is maintaining a full valuation allowance against these losses.

     Net Income (Loss). The Company recorded net income of $8.5 million for first quarter of 2004 compared to a net loss of $0.2 million during the first quarter of 2003. The increase was primarily due to the addition of the VA business, offset by increased interest expense as a result of financing for the VA acquisition.

Liquidity and Capital Resources

     General. The Company has historically financed its capital and working capital requirements through a combination of cash flows from operations and various borrowings. We anticipate that cash generated by operations, availability under our new revolving credit facility and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next 12 months. The Company continues to evaluate potential acquisitions and the Company anticipates that any such acquisitions would be funded by operating cash flows or additional borrowings.

     Cash Provided by Operating Activities. Cash flows provided by operations were $2.7 million in the first three months of 2004 compared to cash used in operations of $0.8 million in the first quarter of 2003. The $3.5 million increase in cash flows was primarily attributable to increased net income of $8.7 million, mainly a result of the VA acquisition. In addition, increases in accrued interest and provision for taxes contributed to the increase in operating cash flow. These increases were partially offset by increased working capital of $12.6 million.

     Cash Provided by Investing Activities. Cash used in investing activities increased $1.5 million in the first quarter of 2004 to $2.5 million compared to cash used in investing activities of $1.0 million in the first three months of 2003. Capital expenditures during the first quarter of 2004 were $2.5 million compared to $1.0 million for the comparable period of 2003. The Company’s capital expenditure requirements are primarily comprised of facility expansion and improvement, equipment, molds, tooling and information technology software and systems. The Company anticipates making capital expenditures of approximately $8.6 million during the remainder of fiscal year 2004.

     Cash Provided by Financing Activities. There was no cash provided by or used by financing activities during the three month period ended March 27, 2004, as no debt payments were made during the period. The next principal payment for the Term Loan is due March 31, 2004. For additional information regarding the change in external indebtedness, see Note 6 to the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

     Financing Matters. At March 27, 2004, the Company had outstanding with a syndicate of banks a $129.4 million term loan and $200.0 million of Senior Subordinated Notes. At March 27, 2004, the Company’s term loan was designated at a LIBOR rate plus applicable margin, totaling 4.13%. The term loan is due in twenty-four consecutive installments commencing September 30, 2003 through the maturity date of the loan on May 21, 2009.

     The Company also had outstanding $200.0 million in Senior Subordinated Notes bearing interest at 8 7/8% per annum. The interest on the notes will be payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003. The notes will mature on May 15, 2013 at which time the principal is due in full. For additional information on the Company’s external indebtedness, see Note 6 to the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

     Other Liquidity Matters. The Company is subject to legal proceedings and claims that arise in the ordinary course of business. Management evaluates each claim and provides for any potential loss when the claim is probable and estimable. In management’s opinion, the ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations.

     The Company expenses and accrues expenditures related to investigation and remediation of contaminated sites when it becomes probable that a liability has been incurred and the Company’s proportionate share of the amount can be reasonably estimated. Such accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of liability or contribution by such third parties, including insurance companies, has been agreed) and are not discounted. In management’s opinion, the ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations.

Critical Accounting Policies

     Certain amounts in our financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of these consolidated financial statements.

     Revenue Recognition. The Company recognizes sales upon transfer of title to the customer, which generally occurs at the time of shipment. Because the Company enters into rebate arrangements with certain distributors and customers, who require rebate payments made to them, the Company estimates amounts due under these arrangements at the time of shipment. Net sales are based upon the amounts invoiced for the shipped goods less estimated future rebates, allowances for estimated returns, promotions and other discounts. These estimates are based upon historical experience and the terms under current rebate agreements. Revisions to these estimates are recorded in the period in which a change in factors or circumstances becomes known.

      Product Warranties. The Company determines warranty provisions related to product sales based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. Management reviews the assumptions and estimates periodically to account for changes in factors such as material costs, wages and warranty claim experience.

     Receivables and the Allowance for Doubtful Accounts. The Company provides an allowance for doubtful accounts based upon continual evaluations of customers' financial health, the current status of their trade receivables and any historical write-off experience. The Company maintains both specific customer reserves as well as general reserves. General reserves are based upon historical bad debt experience, overall review of our aging of accounts receivable balances and general economic conditions of the industry or geographical regions.

     Valuation of Inventory. When necessary, the Company provides allowances to adjust the carrying value of inventory to the lower of cost or net realizable value, including deducting any selling or disposal costs. The determination of the status of inventory items as slow moving, obsolete or in excess of needs requires us to make estimates about the future demand for the Company’s products. These future demand estimates are subject to the ongoing success of our products and management's forecasts about market conditions and industry trends.

     Asset Impairments. Management reviews Company operations to ascertain whether tangible fixed assets, goodwill and other intangibles have been impaired. The Company recognizes an impairment loss on writing the assets down to fair market value if the sum of expected future undiscounted cash flows is less than the carrying amount of the assets. The estimate of the future undiscounted cash flows is based upon operating projections, which include current results, trends and business assumptions. The Company recorded no impairment charges in the first quarter of fiscal year 2004, however during the first quarter of fiscal year 2003, the Company recorded a charge for impaired assets related to an abandoned facility of $1.0 million.

      Accruals for Self-Insurance. The Company makes self-insurance accruals for certain claims associated with employee healthcare, workers' compensation and general liability insurance. Self-insurance accruals are evaluated periodically and are based upon historical loss development factors and current events, such as serious health conditions and workers' compensation judgments.

      Income Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of such assets and liabilities. Management regularly reviews deferred tax assets for recoverability and establish a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As a result of this review, the Company established a full valuation allowance against the domestic deferred tax assets as well as the foreign deferred tax assets due to uncertainties surrounding the expected realization of these assets.

FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intention. Statements contained in this report that are not historical facts are forward-looking statements. Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. In addition, through the Company’s senior management, forward-looking statements are made concerning expected future operations, performance and other developments. Such forward-looking statements are necessary estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. Other factors may affect the accuracy of these forward-looking statements and actual results may differ materially from the results anticipated in these forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated include, but are not limited to, those factors or conditions described under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

     The Company conducts business in various regions of the world, and exports and imports products to and from many countries. Therefore, operations may be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs or those of competitors. The Company’s primary foreign currency risk exposure results from the strengthening of the U.S. dollar against the Euro and British pound. The Company faces currency exposures in its global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. It is management’s intention to engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of cash flows to fluctuations in foreign currency rates. The Company does not engage in hedging for speculative investment reasons. Historical results do not reflect any foreign exchange hedging activity. There can be no assurance that hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. As of March 27, 2004, the Company has no outstanding foreign currency exchange contracts.

Interest Rate Risk

     As of March 27, 2004, the Company has approximately $129.4 million of debt outstanding under our credit facility subject to variable rates. Accordingly, our earnings and cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate our exposure to interest rate risk. The Company is not currently engaged in any interest rate risk management. Assuming no changes in the Company’s outstanding debt subject to variable rates, a 1% change in the interest rate for our credit facility would result in an annual change in interest expense of approximately $1.3 million.

Commodity Price Risk

     The Company uses certain raw materials that are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. Operations may, therefore, be subject to volatility due to fluctuations in the price of raw materials. To manage price fluctuations in the price of raw materials, the Company has entered into purchase contracts to set our pricing standards (no minimum quantities) with suppliers up to one year in advance. However, the Company has not engaged and does not intend to engage in hedging operations to further reduce the exposure of cash flow fluctuations in the cost of raw materials.

ITEM 4. CONTROLS AND PROCEDURES

      As required by Exchange Act Rule 13a-15(b), the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Based upon its evaluation, the Company’s management, including the Chief Financial Officer, have concluded, as of the end of the latest quarter covered by this report on Form 10-Q, that the Company’s disclosure controls and procedures were effective.

     During the first quarter of 2004, the Company upgraded its general ledger system to the most recent version of MFG/PRO. In accordance with the Company's integration plan for the Jelco acquisition, the Company converted several subsidiaries that were historically on disparate systems to the same upgraded general ledger platform. This conversion brings the majority of the Company's locations onto the same general ledger system and onto a common chart of accounts. All Company locations are to be converted to the same general ledger platform by the end of the Company's second quarter of 2004. Management feels that over time this upgrade will enhance internal controls over financial reporting. No other changes in the Company's internal control structure have occurred during the quarter ended March 27, 2004 that have materially affected or would materially affect the Company's internal controls over financial reporting and disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits
	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDVEST HOLDINGS CORPORATION

Date: May 13, 2004	/s/ Dominick A. Arena

Dominick A. Arena
President and Chief Executive Officer

/s/ Michael I. Dobrovic

Michael I. Dobrovic
Vice President and Chief Financial Officer