Form 10-Q
period 2004-06-26
MEDVEST HOLDINGS CORP
filed 2004-08-10
CIK 1136130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended June 26, 2004

MEDVEST HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Ohio	31-1750092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

At June 26, 2004, there were 1,974,870 shares of common stock outstanding and 17,773,826 shares of preferred stock outstanding.

Part I. FINANCIAL INFORMATION
Part II. OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits and Reports on Form 8-K	25

SIGNATURES		26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MedVest Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Six months ended

	June 26,	June 28,	June 26,	June 28,
(in thousands)	2004	2003	2004	2003

NET SALES	$82,468	$44,725	$159,065	$70,861

COST OF GOODS SOLD	39,127	27,526	74,590	42,108

GROSS MARGIN	43,341	17,199	84,475	28,753

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	22,752	14,812	48,805	23,665

LOSS FROM OPERATIONS OF ABANDONED FACILITY	-	449	-	1,749

OPERATING EARNINGS	20,589	1,938	35,670	3,339

OTHER INCOME (EXPENSE):
Interest expense, net	(6,408)	(3,755)	(11,638)	(5,841)
Loss on early extinguishment of long-term debt	-	(3,701)	-	(3,701)
Other	(1,298)	(155)	(1,679)	193

Other income (expense), net	(7,706)	(7,611)	(13,317)	(9,349)

INCOME (LOSS) BEFORE INCOME TAXES	12,883	(5,673)	22,353	(6,010)

INCOME TAX BENEFIT (EXPENSE)	(1,912)	2,144	(2,914)	2,267

NET INCOME (LOSS)	$10,971	$(3,529)	$19,439	$(3,743)

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share amounts)	June 26,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,544	$23,860
Accounts receivable, net	54,231	33,703
Inventories, net	52,631	50,156
Other current assets	7,584	6,839

Total current assets	139,990	114,558

PROPERTY, PLANT AND EQUIPMENT, NET	109,937	116,150

Goodwill	123,923	124,304
Other intangible assets, net	104,847	106,186
Other long-term assets	11,838	12,986

TOTAL ASSETS	$490,535	$474,184

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$18,421	$21,100
Salaries and wages payable	7,765	8,978
Accrued inventory repurchase liability	270	3,826
Accrued interest	2,669	3,762
Accrued expenses and other liabilities	14,381	11,936
Income taxes payable	2,681	711
Current portion of long-term debt	8,500	1,300

Total current liabilities	54,687	51,613

Long-term debt	320,525	328,050
Other long-term liabilities	4,681	3,998

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 25,000,000 shares authorized,
17,773,826 shares issued and outstanding	91,256	91,256
Common stock, no par value; 25,000,000 shares authorized,
1,974,870 shares issued and outstanding	9,730	9,798
Accumulated other comprehensive income	4,589	3,841
Retained earnings (deficit)	5,067	(14,372)

Total shareholders' equity	110,642	90,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$490,535	$474,184

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended

(in thousands)	June 26,	June 28,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,439	$(3,743)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	10,555	3,612
Amortization	2,362	504
Changes in operating assets and liabilities:
Accounts receivable, net	(21,007)	(17,918)
Inventories, net	(3,024)	1,006
Other assets	(790)	(3,501)
Trade accounts payable	(2,067)	9,436
Salaries and wages payable	(1,100)	731
Accrued expenses and other liabilities	(1,276)	8,121
Income taxes payable	2,129	(2,677)

Net cash provided by (used in) operating activities	5,221	(4,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(338,184)
Acquisition costs	-	(4,020)
Purchases of property, plant and equipment	(5,228)	(2,888)
Adjustment to purchase price allocation	1,243	(27)

Net cash used in investing activities	(3,985)	(345,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	331,367
Proceeds from sale of stock	-	103,125
Stock transaction costs	-	(4,241)
Payments on revolving line of credit	-	(13,000)
Debt issuance costs	-	(13,351)
Principal payments on long-term debt	(325)	(49,667)
Exercise of stock options	(68)	-

Net cash provided by (used in) financing activities	(393)	354,233

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	841	(393)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,684	4,292

CASH AND CASH EQUIVALENTS - Beginning of period	23,860	1,282

CASH AND CASH EQUIVALENTS - End of period	$25,544	$5,574

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$12,569	$3,872

Income taxes paid	$402	$394

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Notes to Unaudited Condensed Consolidated Financial Statements
For the Period Ended June 26, 2004
1. BASIS OF PRESENTATION

Principles of Reporting - The unaudited condensed consolidated financial statements include the accounts of MedVest Holdings Corporation (the “Corporation” or “MedVest”), its wholly owned subsidiary, Medex, Inc. (“Medex”), and Medex’s other subsidiaries (the “Subsidiaries”). The consolidated group is referred to herein as “the Company”. MedVest’s only assets are its investment in and advances to Medex. Medex information is included in Note 8 herein, however management believes that MedVest’s financial statements and Medex’s financial statements do not vary significantly. Operating results for any interim period are not necessarily indicative of results that may be expected for the full year.

Nature of Business - The Company principally manufactures and markets a broad range of critical care infusion systems and medical products, which are used in acute care settings for a variety of patient treatment and diagnostic procedures.

Statement of accounting policy - The condensed consolidated balance sheet as of June 26, 2004, the condensed consolidated statements of operations for the three months and six months ended June 26, 2004 and June 28, 2003, and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations, and changes in cash flows for all periods presented have been made. The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated.

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

Stock Options - The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123". The Statement requires prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the recognition and measurement principles of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three month and six month periods ended June 26, 2004 and June 28, 2003 (in thousands):

	Three months ended		Six months ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income (loss) as reported	$ 10,971	$ (3,529)	$ 19,439	$ (3,743)
Less: total stock-based compensation
expense determined under fair value based methods	(45)	(57)	(95)	(111)

Pro forma net income (loss)	$ 10,926	$ (3,586)	$ 19,344	$ (3,854)

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

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended June 26, 2004

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances), many of which were previously classified as equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. In its October 2003 meeting, the FASB deferred the effective date of certain provisions of SFAS No. 150 for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective for the Company's 2004 financial statements. The adoption of SFAS No. 150 did not have an impact on the Company’s condensed consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company's unaudited condensed consolidated financial statements.

3. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

In April 2003, the Company entered into a recapitalization and stock purchase agreement with One Equity Partners, pursuant to which One Equity Partners made a capital contribution of $119.5 million to purchase MedVest's capital stock, of which $103.1 million was paid directly to MedVest and $16.4 million was paid to other stockholders. As a result of these investments, One Equity Partners and members of senior management now own all of MedVest’s outstanding capital stock. In connection with this equity investment, the Company also entered into a purchase agreement with Ethicon Endo-Surgery, Inc. ("Ethicon"), a wholly owned subsidiary of Johnson and Johnson (“J&J”), to acquire substantially all of the assets of its short peripheral intravenous catheter business ("Jelco") for $340.0 million. Under the terms of the purchase agreement, the Company acquired the worldwide assets of the Jelco business from Ethicon and certain of its affiliates and assumed the liabilities of the Jelco business arising upon or after the closing of the acquisition. In addition, the Company acquired all of the issued and outstanding capital stock of Johnson & Johnson Medical de Monterrey S.A. de C.V. ("Monterrey"), a subsidiary of Ethicon, a Mexican maquiladora with a manufacturing facility in Monterrey, Mexico, dedicated to the Jelco business.

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

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended June 26, 2004

The following is a summary of the assets acquired and the liabilities assumed (in thousands):

Value at
May 21, 2003

Cash	$1,220
Inventory	33,352
Long-lived assets	95,743
Other assets	517
Intangible assets	108,800
Goodwill	114,055

Total assets acquired	353,687

Liabilities	(10,770)

Net assets acquired	$342,917

The Company is in the process of settling certain assets and liabilities with J&J which may ultimately affect the purchase price allocation. The Company expects to settle these items with J&J in 2004.

At the date of the transaction, the Company entered into a transition services agreement ("TSA") with J&J in which distribution, customer service, credit and collections, systems support and various other functions are to be provided by J&J as necessary for up to one year for a charge. By the end of the TSA (May 2004), the Company essentially completed the transition and assumed all necessary support functions. In addition, the Company had repurchased substantially all of the inventory from J&J subject to the TSA. The remaining inventory is expected to be repurchased by December 2004. As such, the Company has included in its consolidated balance sheet, inventory and a related accrual of $0.3 million and $3.8 million at June 26, 2004 and December 31, 2003, respectively.

As a result of the Jelco acquisition, management decided to close its Costa Rica manufacturing facility and relocate its operations to Jelco’s Monterrey, Mexico facility. The closure of the facility was substantially completed as of December 31, 2003. The Costa Rica facility recorded no revenues and recognized a pre-tax loss from operations of $1.7 million for the six months ended June 28, 2003. This included an impairment charge of $1.0 million recorded in the first quarter of 2003, associated with the write-down of certain long-lived assets.

4. INVENTORIES

Inventories summarized by major classification are as follows (in thousands):

	June 26,	December 31,
	2004	2003

Raw materials and supplies	$16,238	$16,576
Work in progress	12,206	11,760
Finished goods	27,912	26,026
Less: reserve for obsolete and slow-moving inventory	(3,725)	(4,206)

Inventories, net	$52,631	$50,156

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended June 26, 2004

5. INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six month period ended June 26, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$124,304
Adjustment to purchase price allocation	(1,243)
Currency translation	862

Balance as of June 26, 2004	$123,923

The Company’s other intangible assets, primarily from the Jelco acquisition, consisted of (in thousands):

	June 26, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Product technology	$21,600	$(2,587)	$19,013	$20,600	$(1,387)	$19,213
Manufacturing technology	48,000	(2,598)	45,402	48,000	(1,454)	46,546
Other	273	(41)	232	250	(23)	227

Total amortized intangible assets	69,873	(5,226)	64,647	68,850	(2,864)	65,986

Unamortized intangible assets
Trademarks	40,200	-	40,200	40,200	-	40,200

Total unamortized intangible assets	40,200	-	40,200	40,200	-	40,200

Total intangible assets	$110,073	$(5,226)	$104,847	$109,050	$(2,864)	$106,186

Amortization expense for intangible assets for the six months ended June 26, 2004 and June 28, 2003 was $2.4 million and $0.5 million, respectively. The Company’s amortization expense is primarily related to intangible assets acquired in the Jelco acquisition and the weighted average useful life is 16.7 years. Annual amortization expense over the next five years is estimated to be $4.7 million per year.

6. LONG-TERM DEBT

Long-term obligations consist of the following (in thousands):

	June 26,	December 31,
	2004	2003

Term Loan	$129,025	$129,350
Senior subordinated notes	200,000	200,000

Total	329,025	329,350
Current portion of long-term debt	8,500	1,300

Total Long-term debt	$320,525	$328,050

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

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended June 26, 2004

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

The Term Loan had principal of $129.0 million and $129.4 million outstanding at June 26, 2004 and December 31, 2003, respectively. The Term Loan is due in twenty-four quarterly installments of $0.3 million commencing on September 30, 2003 through June 30, 2008, with the remaining principal amount payable in quarterly installments of $30.9 million through March 31, 2009 and the final payment of $30.9 million due on the maturity date of the loan on May 21, 2009. At June 26, 2004 and December 31, 2003, the Term Loan was designated at a LIBOR rate plus applicable margin, totaling 4.22% and 4.19%, respectively. Beginning with the fiscal year ending December 31, 2004, the Company will be required to make loan prepayments, equaling 75% or 50% of the excess cash flows, as defined, for the fiscal year, provided that the Company meets certain adjusted debt ratio requirements. At June 26, 2004, $7.2 million has been reclassed to current obligations based on this provision.

The Company had no obligations outstanding under the Revolver at June 26, 2004 or December 31, 2003.

Additionally, the Company issued $200.0 million aggregate principal amount of notes (the "Notes"). The Notes accrue interest at the rate of 8 7/8% per annum and are payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003. The Notes will mature on May 15, 2013 at which time principal is due in full.

Except in connection with certain equity offerings, the Notes will not be redeemable at the Company's option prior to May 15, 2008. On or after May 15, 2008, the Company may redeem all or a part of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15 of the years indicated below:

Year	Percentage

2008	104.438%
2009	102.958%
2010	101.479%
2011 and thereafter	100.000%

7. COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss) for the interim periods was as follows (in thousands):

	Three months ended		Six months ended

	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003

Net income (loss)	$10,971	$(3,529)	$19,439	$(3,743)
Foreign currency translation gain adjustments	319	10	748	(89)
Unrealized gain on the effective portion of
cash flow hedges	-	40	-	78

Comprehensive income (loss)	$11,290	$(3,479)	$20,187	$(3,754)

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended June 26, 2004

8. GUARANTOR SUBSIDIARIES – SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS

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

The following supplemental schedules present the condensed consolidating balance sheets for the guarantors and non-guarantors as of June 26, 2004 and December 31, 2003 the condensed consolidating statements of operations for the three months and six months ended June 26, 2004 and June 28, 2003, and the condensed consolidating statements of cash flows for the six month periods then ended.

The 8 7/8% senior subordinated notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by MedVest, the Subsidiary Guarantors and any other future domestic restricted subsidiary of Medex.

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the three months ended June 26, 2004

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$-	$56,335	$476	$42,095	$(16,438)	$82,468

COST OF GOODS SOLD	-	23,603	1,420	30,542	(16,438)	39,127

GROSS MARGIN	-	32,732	(944)	11,553	-	43,341

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	600	14,973	654	6,525	-	22,752

OPERATING EARNINGS (LOSS)	(600)	17,759	(1,598)	5,028	-	20,589

OTHER INCOME (EXPENSES):
Interest expense, net	-	(5,066)	-	(1,342)	-	(6,408)
Other	-	(538)	12	(570)	(202)	(1,298)

Other income (expenses), net	-	(5,604)	12	(1,912)	(202)	(7,706)

INCOME (LOSS) BEFORE INCOME TAXES	(600)	12,155	(1,586)	3,116	(202)	12,883

INCOME TAX EXPENSE	-	(61)	-	(1,851)	-	(1,912)

NET INCOME (LOSS)	$(600)	$12,094	$(1,586)	$1,265	$(202)	$10,971

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the three months ended June 28, 2003

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$-	$29,636	$506	$23,107	$(8,524)	$44,725

COST OF GOODS SOLD	-	17,081	642	18,327	(8,524)	27,526

GROSS MARGIN	-	12,555	(136)	4,780	-	17,199

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	-	9,981	218	4,613	-	14,812

LOSS FROM OPERATIONS
OF ABANDONED FACILITY	-	-	-	449	-	449

OPERATING EARNINGS (LOSS)	-	2,574	(354)	(282)	-	1,938

OTHER INCOME (EXPENSES):
Interest expense, net	-	(3,553)	-	(202)	-	(3,755)
Loss on the early extinguishment of long-term debt	-	(3,701)	-	-	-	(3,701)
Other	(501)	396	-	(175)	125	(155)

Other income (expenses), net	(501)	(6,858)	-	(377)	125	(7,611)

INCOME (LOSS) BEFORE INCOME TAXES	(501)	(4,284)	(354)	(659)	125	(5,673)

INCOME TAX BENEFIT (EXPENSE)	-	2,010	-	183	(49)	2,144

NET INCOME (LOSS)	$(501)	$(2,274)	$(354)	$(476)	$76	$(3,529)

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the six months ended June 26, 2004

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$-	$106,824	$1,372	$82,390	$(31,521)	$159,065

COST OF GOODS SOLD	-	46,834	2,881	56,396	(31,521)	74,590

GROSS MARGIN	-	59,990	(1,509)	25,994	-	84,475

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,200	30,300	1,165	16,140	-	48,805

OPERATING EARNINGS (LOSS)	(1,200)	29,690	(2,674)	9,854	-	35,670

OTHER INCOME (EXPENSES):
Interest expense, net	-	(9,876)	-	(1,762)	-	(11,638)
Other	-	(227)	23	(1,287)	(188)	(1,679)

Other income (expenses), net	-	(10,103)	23	(3,049)	(188)	(13,317)

INCOME (LOSS) BEFORE INCOME TAXES	(1,200)	19,587	(2,651)	6,805	(188)	22,353

INCOME TAX EXPENSE	-	(255)	-	(2,659)	-	(2,914)

NET INCOME (LOSS)	$(1,200)	$19,332	$(2,651)	$4,146	$(188)	$19,439

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the six months ended June 28, 2003

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$-	$46,185	$1,079	$39,619	$(16,022)	$70,861

COST OF GOODS SOLD	-	26,269	1,213	30,648	(16,022)	42,108

GROSS MARGIN	-	19,916	(134)	8,971	-	28,753

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	-	15,245	383	8,037	-	23,665

LOSS FROM OPERATIONS
OF ABANDONED FACILITY	-	-	-	1,749	-	1,749

OPERATING EARNINGS (LOSS)	-	4,671	(517)	(815)	-	3,339

OTHER INCOME (EXPENSES):
Interest expense, net	-	(5,417)	-	(424)	-	(5,841)
Loss on the early extinguishment of long-term debt	-	(3,701)	-	-	-	(3,701)
Other	(501)	624	-	(159)	229	193

Other income (expenses), net	(501)	(8,494)	-	(583)	229	(9,349)

INCOME (LOSS) BEFORE INCOME TAXES	(501)	(3,823)	(517)	(1,398)	229	(6,010)

INCOME TAX BENEFIT (EXPENSE)	-	1,882	-	475	(90)	2,267

NET INCOME (LOSS)	$(501)	$(1,941)	$(517)	$(923)	$139	$(3,743)

MedVest Holdings Corporation
Supplemental Combining Balance Sheet (Unaudited)
As of June 26, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25	$9,292	$(18)	$16,245	$-	$25,544
Accounts receivable, net	-	30,688	529	23,014	-	54,231
Inventories, net	-	29,570	1,634	21,427	-	52,631
Other current assets	1,200	2,486	21	3,877	-	7,584

Total current assets	1,225	72,036	2,166	64,563	-	139,990

Property, plant and equipment, net	-	77,938	-	31,999	-	109,937

Goodwill	-	111,279	388	12,256	-	123,923
Other intangible assets, net	-	104,823	-	24	-	104,847
Investment in subsidiaries	103,400	16,306	-	22,749	(142,455)	-
Other long-term assets	-	11,798	-	40	-	11,838

TOTAL ASSETS	$104,625	$394,180	$2,554	$131,631	$(142,455)	$490,535

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$-	$3,727	$336	$14,358	$-	$18,421
Salaries and wages payable	-	4,133	(8)	3,640	-	7,765
Accrued inventory repurchase liability	-	-	-	270	-	270
Accrued interest	-	2,662	-	7	-	2,669
Accrued expenses and other liabilities	-	9,984	60	3,917	420	14,381
Income taxes payable	47	170	-	2,464	-	2,681
Current portion of long-term debt	-	8,500	-	-	-	8,500

Total current liabilities	47	29,176	388	24,656	420	54,687

Long-term debt	-	320,525	-	-	-	320,525
Other long-term liabilities	-	-	-	4,651	30	4,681

Intercompany balances	11,966	(72,513)	6,931	82,656	(29,040)	-

SHAREHOLDERS' EQUITY:
Preferred stock	91,257	(1)	-	-	-	91,256
Common stock	10,141	98,689	-	15,302	(114,402)	9,730
Accumulated other comprehensive income	-	-	-	4,589	-	4,589
Retained earnings (deficit)	(8,786)	18,304	(4,765)	(223)	537	5,067

Total shareholders' equity (deficiency)	92,612	116,992	(4,765)	19,668	(113,865)	110,642

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$104,625	$394,180	$2,554	$131,631	$(142,455)	$490,535

MedVest Holdings Corporation
Supplemental Combining Balance Sheet (Unaudited)
As of December 31, 2003

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25	$14,600	$(31)	$9,266	$-	$23,860
Accounts receivable, net	-	14,840	340	18,523	-	33,703
Inventories, net	-	24,377	1,374	24,405	-	50,156
Other current assets	2,400	1,069	20	3,350	-	6,839

Total current assets	2,425	54,886	1,703	55,544	-	114,558

Property, plant and equipment, net	-	82,706	242	33,202	-	116,150

Goodwill	-	119,263	361	4,680	-	124,304
Other intangible assets, net	-	106,186	-	-	-	106,186
Investment in subsidiaries	103,400	16,309	-	22,749	(142,458)	-
Other long-term assets	-	12,629	(1)	356	2	12,986

TOTAL ASSETS	$105,825	$391,979	$2,305	$116,531	$(142,456)	$474,184

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$-	$3,453	$21	$17,626	$-	$21,100
Salaries and wages payable	-	5,515	14	3,449	-	8,978
Accrued inventory repurchase liability	-	-	-	3,826	-	3,826
Accrued interest	-	3,762	-	-	-	3,762
Accrued expenses and other liabilities	2,400	8,247	71	1,218	-	11,936
Income taxes payable	47	169	-	495	-	711
Current portion of long-term debt	-	1,300	-	-	-	1,300

Total current liabilities	2,447	22,446	106	26,614	-	51,613

Long-term debt	-	328,050	-	-	-	328,050
Other long-term liabilities	-	-	-	3,998	-	3,998

Intercompany balances	9,566	(60,467)	4,313	75,367	(28,779)	-

SHAREHOLDERS' EQUITY:
Preferred stock	91,257	(1)	-	-	-	91,256
Common stock	10,141	101,157	-	12,902	(114,402)	9,798
Accumulated other comprehensive income	-	-	-	3,841	-	3,841
Retained earnings (deficit)	(7,586)	794	(2,114)	(6,191)	725	(14,372)

Total shareholders' equity (deficiency)	93,812	101,950	(2,114)	10,552	(113,677)	90,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,825	$391,979	$2,305	$116,531	$(142,456)	$474,184

MedVest Holdings Corporation
Supplemental Combining Statement of Cash Flows (Unaudited)
For the six months ended June 26, 2004

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,200)	$19,332	$(2,651)	$4,146	$(188)	$19,439
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	-	8,827	-	1,728		10,555
Amortization	-	2,360	-	2		2,362
Changes in operating assets and liabilities:
Accounts receivable, net	-	(15,848)	(189)	(4,970)		(21,007)
Inventories, net	-	(5,194)	(260)	2,430		(3,024)
Other assets	1,200	(1,583)	(1)	(406)		(790)
Trade accounts payable	-	273	315	(2,655)		(2,067)
Salaries and wages payable	-	(1,382)	(22)	304		(1,100)
Accrued expenses and other liabilities	-	(15,868)	2,848	11,556	188	(1,276)
Income taxes payable	-	-	-	2,129		2,129

Net cash provided by/(used in) operating activities	-	(9,083)	40	14,264	-	5,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	-	(3,817)	-	(1,411)		(5,228)
Adjustments of purchase price allocation	-	7,985	(27)	(6,715)		1,243

Net cash provided by/(used in) investing activities	-	4,168	(27)	(8,126)	-	(3,985)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payment on long-term debt	-	(325)	-	-	-	(325)
Exercise of stock options	-	(68)	-	-	-	(68)

Net cash used in financing activities	-	(393)	-	-	-	(393)

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	-	-	-	841	-	841

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(5,308)	13	6,979	-	1,684

CASH AND CASH EQUIVALENTS - Beginning of period	25	14,600	(31)	9,266	-	23,860

CASH AND CASH EQUIVALENTS - End of period	$25	$9,292	$(18)	$16,245	$-	$25,544

MedVest Holdings Corporation
Supplemental Combining Statement of Cash Flows (Unaudited)
For the six months ended June 28, 2003

(in thousands)
			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(501)	$(1,941)	$(517)	$(923)	$139	$(3,743)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	-	3,091	12	509	-	3,612
Amortization	-	504	-	-	-	504
Changes in operating assets and liabilities:
Accounts receivable, net	-	(11,432)	193	(6,679)	-	(17,918)
Inventories, net	-	(171)	(436)	1,613	-	1,006
Other assets	501	(3,492)	(25)	(485)	-	(3,501)
Trade accounts payable	-	4,294	(101)	5,243	-	9,436
Salaries and wages payable	-	(571)	(2)	1,304	-	731
Accrued expenses and other liabilities	-	3,749	833	3,768	(229)	8,121
Income taxes payable	-	(1,912)	-	(855)	90	(2,677)

Net cash provided by/(used in) operating activities	-	(7,881)	(43)	3,495	-	(4,429)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	(339,404)	-	1,220	-	(338,184)
Change in investment in subsidiaries	(103,125)	103,125	-	-	-	-
Acquisition costs	-	(4,020)	-	-	-	(4,020)
Purchases of property, plant and equipment	-	(2,678)	(33)	(177)	-	(2,888)
Adjustments of purchase price allocation	-	-	(27)	-	-	(27)

Net cash provided by/(used in) investing activities	(103,125)	(242,977)	(60)	1,043	-	(345,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	331,367	-	-	-	331,367
Proceeds from sale of stock	103,150	(25)	-	-	-	103,125
Stock transaction costs	-	(4,241)	-	-	-	(4,241)
Net payments from revolving line of credit	-	(13,000)	-	-	-	(13,000)
Debt issuance costs	-	(13,351)	-	-	-	(13,351)
Principal payment on long-term debt	-	(49,667)	-	-	-	(49,667)

Net cash provided by financing activities	103,150	251,083	-	-	-	354,233

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	-	-	-	(393)	-	(393)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25	225	(103)	4,145	-	4,292

CASH AND CASH EQUIVALENTS - Beginning of period	-	396	24	862	-	1,282

CASH AND CASH EQUIVALENTS - End of period	$25	$621	$(79)	$5,007	$-	$5,574

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company manufactures and markets a broad range of critical care medical products. The Company’s products are used primarily in acute care settings for a variety of both therapeutic and diagnostic procedures. The Company’s focus is on products for anesthesia departments; operating rooms; adult, pediatric and neonatal intensive care units; catheterization and radiology laboratories; and respiratory departments. The acquisition of the Jelco business on May 21, 2003 allowed the Company to offer customers a complete fluid and drug infusion system comprised of infusion pumps, fluid and drug administration products, central venous and peripheral intravenous catheters, all of which function together to safely deliver measured doses of fluids and drugs into a patient’s vascular system. The Company also manufactures and markets invasive pressure monitoring systems, catheterization laboratory (“cath lab”) packs and accessories and respiratory products.

In April 2003, the Company entered into a recapitalization and stock purchase agreement with One Equity Partners, pursuant to which One Equity Partners agreed to make a capital contribution of $119.5 million. As a result of these investments, One Equity Partners and members of senior management now own all of MedVest’s outstanding capital stock. In connection with this equity investment, the Company also entered into a purchase agreement in April 2003, with Ethicon Endo-Surgery, Inc., a wholly owned subsidiary of Johnson and Johnson (“J&J”), to acquire substantially all of the assets of its Jelco peripheral intravenous catheter business for $340.0 million. These transactions closed on May 21, 2003. For further information regarding these transactions, see Note 3 to the Company's interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Medex is the wholly owned operating subsidiary of MedVest, whose only assets are its investment in and advances to Medex. Medex information is included under Note 8 to the Company’s interim unaudited condensed consolidated financial statements, however management believes MedVest’s financial statements and Medex’s financial statements do not vary significantly. Consequently, "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses MedVest's financial condition and operating results as if they were Medex's.

Results of Operations

Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

Net Sales. Net sales increased by $37.7 million, or 84.4%, to $82.4 million for the second quarter of 2004 compared to $44.7 million for the second quarter of 2003. The increase in sales was primarily attributed to an increase of $34.2 million in sales from the Jelco business acquired on May 21, 2003. Contributing to the increase were favorable traditional Medex sales of $3.5 million, an increase of 13.3% compared to the same period from the prior year.

The following table summarizes the Company’s sales by geographic segment for the quarters ended June 26, 2004 and June 28, 2003 (in thousands):

	June 26,	June 28,	Increase/	Percent
	2004	2003	(Decrease)	Change

Net Sales
North America	$54,207	$28,179	$26,028	92.4%
Europe	23,182	16,546	6,636	40.1%
Other	5,079	-	5,079	N/A

Total	$82,468	$44,725	$37,743

North American net sales increased by $26.0 million, or 92.4%, to $54.2 million for the second quarter of 2004 compared to $28.2 million in the second quarter of 2003. The increase was primarily attributed to an increase of $23.7 million in sales from the acquired Jelco business, increased pumps and accessories sales of $1.5 million and favorable disposable sales of $0.8 million.

European net sales increased by $6.6 million, or 40.1%, to $23.1 million for the second quarter of 2004 compared to $16.5 million during the second quarter of 2003. The increase was primarily attributed to an increase of $5.0 million in sales from the acquired Jelco business. The Company benefited from favorable foreign exchange rate fluctuations of $1.4 million. In addition, there was an increase in traditional Medex product sales of $0.2 million in the European market.

Direct rest of world sales increased $5.1 million in the second quarter of 2004. This increase is attributable to starting direct sales operations in Japan and Brazil in 2004.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $11.6 million, or 42.1%, to $39.1 million for the second quarter of 2004 compared to $27.5 million in the second quarter of 2003. Gross margin for the second quarter of 2004 increased $26.1 million, or 152.0%, to $43.3 million from $17.2 million during the comparable period of 2003. Gross margin as a percentage of net sales increased to 52.6% for the second quarter of 2004 from 38.5% for the second quarter of 2003. The increase in gross margin as a percentage of net sales is primarily a result of higher margins on the Jelco product line, as well as stronger high margin syringe pump sales. Gross margin was also impacted by a larger proportion of 2004 net sales were sold to end customers through third-party distributors whereas, in 2003 a larger volume of sales were through J&J distribution. By using third-party distributors, the Company generates higher gross margins. In addition, the Company generated savings over last year of approximately $1.1 million through cost reduction activities, primarily material cost improvements and shifting manufacturing to lower cost environments.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $7.9 million, or 53.6%, to $22.7 million in the second quarter of 2004 compared to $14.8 million in the second quarter of 2003. Selling, general and administrative expenses as a percentage of net sales decreased to 27.6% for the second quarter of 2004 compared to 33.1% for the corresponding period in 2003. The increase in selling, general and administrative expenses is primarily due to increased costs related to the Jelco business and one-time costs related to the integration of the Jelco acquisition totaling $0.7 million, or 0.8% of sales. Included in the costs related to the Jelco acquisition are management fees payable to One Equity Partners of $0.6 million in the second quarter of 2004 that were not incurred in the corresponding period of 2003. The operating expenses are favorable as a percentage of sales primarily due to leveraging the existing infrastructure on increased sales.

Depreciation and Amortization. Depreciation and amortization expenses increased $3.7 million, or 115.2%, to $6.9 million in the second quarter of 2004 compared to $3.2 million for the second quarter of 2003. The increase in depreciation and amortization is primarily due to the depreciation on acquired Jelco facilities and equipment, as well as amortization of patents and manufacturing technology attributed to the acquisition.

Interest Expense. Interest expense increased by $2.6 million, or 70.7%, to $6.4 million in the second quarter of 2004 compared to $3.8 million in the second quarter of 2003. Outstanding borrowings under various long-term obligations totaled approximately $329.0 million at June 26, 2004 compared to $330.0 million at June 28, 2003. The increase in interest expense is a result of additional borrowings to finance the Jelco acquisition on May 21, 2003. For further information regarding the Company’s external indebtedness, see Note 6 of the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Income Taxes. Income tax expense increased $4.0 million to $1.9 million in the second quarter of 2004 compared to a benefit of $2.1 million for the comparable quarter of 2003. The increase is attributable to a shift from a pre-tax loss position to pre-tax income in the United States and the significant increase in the profitability of foreign operations as a result of the Jelco acquisition. The second quarter 2004 tax expense is generally lower than the federal statutory rate of 35% due to a reduction in the valuation allowance previously offsetting domestic deferred tax assets, including net operating losses carried over from prior tax periods. The reduction in the valuation allowance has only been done to the extent necessary to offset the year to date domestic income. A valuation allowance continues to be maintained for the remaining domestic and foreign deferred tax assets. The Company will continue to evaluate the operations in each jurisdiction in determining the need to adjust our valuation allowances.

Net Income (Loss). The Company recorded net income of $11.0 million for the second quarter of 2004 compared to a net loss of $3.5 million during the second quarter of 2003. The increase was primarily due to the addition of the Jelco business, offset by increased interest expense as a result of financing for the Jelco acquisition.

Six Months Ended June 26, 2004 Compared to Six Months Ended June 28, 2003

Net Sales. Net sales increased by $88.2 million, or 124.5%, to $159.1 million for the first six months of 2004 compared to $70.9 million in 2003. The increase in sales was primarily attributed to an increase of $82.0 million in sales from the acquired Jelco business. Contributing to the increase were favorable traditional Medex sales of $6.2 million, an increase of 11.8% compared to the same period from the prior year.

The following table summarizes the Company’s sales by geographic segment for the six months ended June 26, 2004 and June 28, 2003 (in thousands):

	June 26, 2004	June 28, 2003	Increase/ (Decrease)	Percent Change

Net Sales
North America	$103,910	$42,638	$61,272	143.7%
Europe	48,544	28,214	20,330	72.1%
Other	6,611	9	6,602	N/A

Total	$159,065	$70,861	$88,204

North American net sales increased by $61.3 million, or 143.7%, to $103.9 million for the first six months of 2004 compared to $42.6 million in 2003. The increase was primarily attributed to an increase of $57.5 million in sales from the acquired Jelco business, increased pumps and accessories sales of $3.0 million and favorable disposable sales of $0.8 million. Sales were favorable for the first six months of 2004 despite the period having two fewer business days when compared to the corresponding period of 2003.

European net sales increased by $20.3 million, or 72.1%, to $48.5 million for the first six months of 2004 compared to $28.2 million in 2003. The increase was primarily attributed to $16.8 million in sales from the acquired Jelco business. In addition, the Company benefited from favorable foreign exchange rate fluctuations of $4.4 million. Offsetting these increases was a decrease in traditional Medex product sales of $0.9 million in the European market, primarily a result of the first six months having two fewer business days when compared to the corresponding period of fiscal year 2003.

Direct rest of world sales increased $6.6 million in the first six months of 2004. This increase is attributable to starting direct sales operations in Japan and Brazil in 2004.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $32.5 million, or 77.1%, to $74.6 million for the first six months of 2004 compared to $42.1 million in 2003. Gross margin for the first six months of 2004 increased $55.7 million, or 193.8%, to $84.5 million from $28.8 million during the comparable period of 2003. Gross margin as a percentage of net sales increased to 53.1% for the first six months of 2004 from 40.6% in 2003. The increase in gross margin as a percentage of net sales is primarily a result of higher margins on the Jelco product line, as well as increased high margin syringe pump sales. During the six-month period ended June 26, 2004, a larger proportion of sales were sold to end customers through third-party distributors rather than through J&J distribution channels, under the transition services agreement, resulting in higher gross margins. In addition, the Company generated savings over last year of approximately $1.4 million, or 0.9% of net sales, through cost reduction activities, primarily material cost improvements and shifting manufacturing to lower cost environments.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $25.1 million, or 106.2%, to $48.8 million in the first six months of 2004 compared to $23.7 million in 2003. Selling, general and administrative expenses as a percentage of net sales decreased to 30.7% for the first six months of 2004 compared to 33.4% for the corresponding period in 2003. The increase in selling, general and administrative expenses is primarily due to increased costs related to the Jelco business and one-time costs related to the integration of the Jelco acquisition totaling $2.7 million, or 1.7% of sales. These costs include management retention bonuses, debt registration fees, branding campaign costs, as well as severance and relocation costs. In addition, the Company incurred information system costs for converting the Jelco business from J&J systems to Medex systems. Included in the costs related to the Jelco acquisition are management fees payable to One Equity Partners of $1.2 million in the first half of 2004 that were not incurred in the corresponding period of 2003. The operating expenses are favorable as a percentage of sales primarily due to the Company's ability to leverage the existing infrastructure on increased sales.

Depreciation and Amortization. Depreciation and amortization expenses increased $8.8 million, or 213.8%, to $12.9 million in the first six months of 2004 compared to $4.1 million in 2003. The increase in depreciation and amortization is primarily due to the depreciation on acquired Jelco facilities and equipment, as well as amortization of patents and manufacturing technology attributed to the acquisition.

Interest Expense. Interest expense increased by $5.8 million, or 99.2%, to $11.6 million in the first six months of 2004 compared to $5.8 million in 2003. Outstanding borrowings under various long-term obligations totaled approximately $329.0 million at June 26, 2004 compared to $330.0 million at June 28, 2003. The increase in interest expense is a result of additional borrowings to finance the Jelco acquisition on May 21, 2003. For further information regarding the Company’s external indebtedness, see Note 6 of the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Income Taxes. Income tax expense increased $5.2 million to $2.9 million in the first six months of 2004 compared to a benefit of $2.3 million for the comparable period of 2003. The increase is attributable to a shift from a pre-tax loss position to pre-tax income in the United States and the significant increase in the profitability of foreign operations as a result of the Jelco acquisition. The second quarter 2004 tax expense is generally lower than the federal statutory rate of 35% due to a reduction in the valuation allowance previously offsetting domestic deferred tax assets, including net operating losses carried over from prior tax periods. The reduction in the valuation allowance has only been done to the extent necessary to offset the year to date domestic income. A valuation allowance continues to be maintained for the remaining domestic and foreign deferred tax assets. The Company will continue to evaluate the operations in each jurisdiction in determining the need to adjust our valuation allowances.

Net Income (Loss). The Company recorded net income of $19.4 million for the first six months of 2004 compared to a net loss of $3.7 million in 2003. The increase was primarily due to the addition of the Jelco business, offset by increased interest expense as a result of financing for the Jelco acquisition. As a result of the recapitalization that occurred on May 21, 2003, the Company incurred losses of $3.7 million in the second quarter of 2003 related to the write-off of its debt issuance costs, resulting from the early payment of certain debt obligations.

Liquidity and Capital Resources

General. The Company has historically financed its capital and working capital requirements through a combination of cash flows from operations and various borrowings. Management anticipates that cash generated by operations and existing cash and cash equivalents, together with availability under the Company’s revolving credit facility, will be sufficient to meet working capital requirements, service debt and finance capital expenditures over the next 12 months. The Company continues to evaluate potential acquisitions and the Company anticipates that any such acquisitions would be funded by operating cash flows, additional borrowings, or equity offerings.

Cash Provided by/Used in Operating Activities. Cash flows provided by operations were $5.2 million in the first six months of 2004 compared to cash used in operations of $4.4 million in 2003. The $9.6 million increase in cash flows was primarily attributable to increased net income of $23.2 million and increased non-cash depreciation and amortization expense of $8.8 million, mainly as a result of the Jelco acquisition. This increase was partially offset by an increase in accounts receivable from year end due to a $5.6 million receivable from J&J that was previously netted with a payable from Medex to J&J. The payable has been paid, leaving only a receivable balance from J&J.

The Company has also transitioned the domestic collections function from J&J. This transition has resulted in an increase in days sales outstanding (“DSO”), as in 2003 J&J was paying Medex based upon an estimated 35 days DSO, whereas actual collections by the Company are slightly over 40 days. Inventory levels also increased $6.3 million from year end primarily as a result of building domestic inventories to cover customer requirements during manufacturing rationalization activities and increased inventory in 2004 at new direct distribution locations in Japan, Canada and Spain. Offsetting the operating cash flow was the reduction in trade accounts payable, as the Company paid balances owed to J&J for transition services and closing inventory.

Cash Used in Investing Activities. Cash used in investing activities decreased $341.1 million in the first six months of 2004 to $4.0 million compared to cash used in investing activities of $345.1 million in 2003. The decrease is primarily due to the cost to acquire the Jelco business in May 2003 for $338.2 million (net of cash acquired of $1.2 million) and $4.0 million of other acquisition costs. This decrease was offset by increased capital expenditures of $5.2 million during the first six months of 2004, compared to $2.9 million for the comparable period of 2003. The Company’s capital expenditure requirements are primarily comprised of facility expansion and improvement, equipment, molds, tooling and information technology software and systems. The Company anticipates making capital expenditures of approximately $6.0 million during the remainder of fiscal year 2004.

Cash Used in Financing Activities. Cash used in financing activities during the six month period ended June 26, 2004, was $0.4 million, primarily due to one debt payment on the term loan during the period. The next principal payment for the term loan was due and paid on June 30, 2004. Cash provided by financing activities for the six month period ended June 28, 2003, was a result of changes in the Company’s equity structure and external indebtedness as a result of the Jelco acquisition. The proceeds from the sale of stock to One Equity Partners represent 15,151,515 and 307,037 of newly issued shares of stock at $6.68 and $6.27 per share, respectively. In addition, the Company refinanced its existing debt and financed the Jelco acquisition with the proceeds of $130.0 million from a term loan and $200.0 million of 8 7/8% senior subordinated n otes. The infusion of cash was offset by the repayment of debt to the Company’s former lenders and transaction fees associated with the equity and debt restructuring. For additional information regarding the change in external indebtedness, see Note 6 to the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Financing Matters. As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements and used the proceeds, along with the capital contribution from One Equity Partners, to finance the acquisition of the Jelco business and retire debt obligations existing at May 21, 2003.

At June 26, 2004, the Company had outstanding with a syndicate of banks a $129.0 million term loan and $200.0 million of 8 7/8% senior subordinated notes. At June 26, 2004, the Company’s term loan was designated at a LIBOR rate plus applicable margin, totaling 4.22%. The term loan is due in twenty-four consecutive installments commencing September 30, 2003 through the maturity date of the loan on May 21, 2009. The Company had no outstanding borrowings under its revolving credit facility at June 26, 2004.

The Company also had outstanding $200.0 million in 8 7/8% senior subordinated notes. The interest on the notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003. The notes will mature on May 15, 2013 at which time the principal is due in full. For additional information on the Company’s external indebtedness, see Note 6 to the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

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

Critical Accounting Policies

Certain amounts in the Company''s financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of these consolidated financial statements.

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

   Business Combinations, Goodwill and Intangible Assets. The Company accounts for all business combinations as purchase transactions, resulting in goodwill. Goodwill represents the price paid for net assets acquired in excess of their fair market value. In connection with the Jelco acquisition, the Company recorded as goodwill approximately $114.1 million of cost in excess of Jelco assets. Goodwill and intangible assets not subject to amortization are reviewed for impairment annually or when circumstances indicate that the carrying amount may be impaired. No impairment charges have been recorded for any periods presented. Intangible assets subject to amortization are primarily product and manufacturing technology, which are amortized using the straight line method over 9 to 20 years.

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

   Valuation of Inventory. When necessary, the Company provides allowances to adjust the carrying value of inventory to the lower of cost or net realizable value, including deducting any selling or disposal costs. The determination of the status of inventory items as slow moving, obsolete or in excess of needs requires us to make estimates about the future demand for the Company’s products. These future demand estimates are subject to the ongoing success of the Company’s products and management's forecasts about market conditions and industry trends.

   Asset Impairments. Management reviews Company operations to ascertain whether tangible fixed assets, goodwill and other intangibles have been impaired. The Company recognizes an impairment loss by writing the assets down to fair market value if the sum of expected future undiscounted cash flows from operating activities is less than the carrying amount of the assets. The estimate of the future undiscounted cash flows is based upon operating projections, which include current results, trends and business assumptions. The Company recorded no impairment charges in the first six months of fiscal year 2004, however during the first quarter of fiscal year 2003, the Company recorded a charge for impaired assets related to an abandoned facility of $1.0 million.

Accruals for Self-Insurance. The Company makes self-insurance accruals for certain claims associated with employee healthcare, workers' compensation and general liability insurance. Self-insurance accruals are evaluated periodically and are based upon historical loss development factors and current events, such as serious health conditions and workers' compensation judgments.

Income Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of such assets and liabilities. Management regularly reviews deferred tax assets for recoverability and maintains a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company has a valuation allowance against the domestic deferred tax assets as well as most of the foreign deferred tax assets due to uncertainties surrounding the expected realization of these assets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

The Company conducts business in various regions of the world, and exports and imports products to and from many countries. Therefore, operations may be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs or those of competitors. The Company’s primary foreign currency risk exposure results from the strengthening of the U.S. dollar against the euro and British pound. The Company faces currency exposures in its global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. It is management’s intention to engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of cash flows to fluctuations in foreign currency rates. The Company does not engage in hedging for speculative investment reasons. Historical results do not reflect any foreign exchange hedging activity. There can be no assurance that hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. As of June 26, 2004, the Company has no outstanding foreign currency exchange contracts.

Interest Rate Risk

As of June 26, 2004, the Company has approximately $129.0 million of debt outstanding under our credit facility subject to variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company’s exposure to interest rate risk. The Company is not currently engaged in any interest rate risk management. Assuming no changes in the Company’s outstanding debt subject to variable rates, a 1% change in the interest rate for its credit facility would result in an annual change in interest expense of approximately $1.3 million.

Commodity Price Risk

The Company uses certain raw materials that are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. Operations may, therefore, be subject to volatility due to fluctuations in the price of raw materials. To manage price fluctuations in the price of raw materials, the Company has entered into purchase contracts to set its pricing standards (no minimum quantities) with suppliers up to one year in advance. However, the Company has not engaged in hedging operations to further reduce the exposure of cash flow fluctuations in the cost of raw materials.

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

During the first six months of 2004, the Company upgraded its general ledger system to the most recent version of MFG/PRO. In accordance with the Company's integration plan for the Jelco acquisition, the Company converted several subsidiaries that were historically on disparate systems to the same upgraded general ledger platform. This conversion brings all of the Company's locations onto the same general ledger system and onto a common chart of accounts. As of June 26, 2004, all Company locations have been converted to the same general ledger platform. Management feels that over time this upgrade will enhance internal controls over financial reporting. No other changes in the Company’s internal control structure have occurred during the six months ended June 26, 2004 that have materially affected or would materially affect the Company’s internal controls over financial reporting and disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

In May 2004, the Board appointed Alan L. Heller to serve as a member of the Board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.1   Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
A report, dated May 13, 2004, on Form 8-K was filed with the Securities and Exchange Commission on May 13, 2004 pursuant to Item 12, announcing the financial results for the quarter ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDVEST HOLDINGS CORPORATION

Date: August 10, 2004	By:	/s/ Dominick A. Arena

Dominick A. Arena President and Chief Executive Officer

By:	/s/ Michael I. Dobrovic
Michael I. Dobrovic
Vice President and Chief Financial Officer

