Form 10-Q
period 2004-09-25
MEDVEST HOLDINGS CORP
filed 2004-11-09
CIK 1136130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________

Form 10-Q
___________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarter Ended September 25, 2004

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
Yes  ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☒

At September 25, 2004, there were 1,974,870 shares of common stock outstanding and 17,773,826 shares of preferred stock outstanding.

Part I. FINANCIAL INFORMATION
Part II. OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6	Exhibits	25

SIGNATURES		26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MedVest Holdings Corporation
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended
	September 25,	September 27,	September 25,	September 27,
(in thousands)	2004	2003	2004	2003
NET SALES	$86,103	$72,283	$245,168	$143,144

COST OF GOODS SOLD	38,592	41,831	113,182	83,939

GROSS MARGIN	47,511	30,452	131,986	59,205

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	27,721	22,540	76,526	46,205

LOSS FROM OPERATIONS OF ABANDONED FACILITY	121	338	121	2,087

OPERATING EARNINGS	19,669	7,574	55,339	10,913

OTHER INCOME (EXPENSE):
Interest expense, net	(6,282)	(6,904)	(17,920)	(12,745)
Loss on early extinguishment of long-term debt	-	(26)	-	(3,727)
Other	(207)	(795)	(1,886)	(602)
Other income (expense), net	(6,489)	(7,725)	(19,806)	(17,074)

INCOME (LOSS) BEFORE INCOME TAXES	13,180	(151)	35,533	(6,161)

INCOME TAX BENEFIT (EXPENSE)	(4,899)	(166)	(7,813)	2,101

NET INCOME (LOSS)	$8,281	$(317)	$27,720	$(4,060)

See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Condensed Consolidated Balance Sheets

	(Unaudited) September 25,	December 31,
(in thousands, except share amounts)	2004	2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40,604	$23,860
Accounts receivable, net	54,662	33,703
Inventories, net	56,485	50,156
Other current assets	8,617	6,839

Total current assets	160,368	114,558

PROPERTY, PLANT AND EQUIPMENT, NET	106,151	116,150

Goodwill	123,317	124,304
Other intangible assets, net	103,718	106,186
Other long-term assets	11,613	12,986

TOTAL ASSETS	$505,167	$474,184

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$16,932	$21,100
Salaries and wages payable	11,756	8,978
Accrued inventory repurchase liability	-	3,826
Accrued interest	7,122	3,762
Accrued expenses and other liabilities	12,384	11,936
Income taxes payable	4,911	711
Current portion of long-term debt	28,300	1,300

Total current liabilities	81,405	51,613

Long-term debt	300,400	328,050
Other long-term liabilities	4,996	3,998

SHAREHOLDERS' EQUITY:
Preferred stock, no par value; 25,000,000 shares authorized,
17,773,826 shares issued and outstanding	91,256	91,256
Common stock, no par value; 25,000,000 shares authorized,
1,974,870 shares issued and outstanding	9,730	9,798
Accumulated other comprehensive income	4,032	3,841
Retained earnings (deficit)	13,348	(14,372)

Total shareholders' equity	118,366	90,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$505,167	$474,184
See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
(in thousands)	September 25,	September 27,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,720	$(4,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	14,952	8,459
Amortization	3,575	1,681
Loss on early extinguishment of long-term debt	-	3,727
Gain on disposal of assets	(136)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(21,232)	(20,233)
Inventories, net	(5,493)	4,248
Other assets	338	(7,422)
Trade accounts payable	(3,736)	14,551
Salaries and wages payable	2,840	267
Accrued expenses and other liabilities	1,132	13,308
Income taxes payable	3,963	(2,864)
Net cash provided by operating activities	23,923	11,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	-	(338,184)
Acquisition costs	-	(4,020)
Adjustment to purchase price	397	(40)
Purchases of property, plant and equipment	(6,863)	(6,341)
Proceeds from sale of assets	650	-
Net cash used in investing activities	(5,816)	(348,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	331,367
Proceeds from sale of stock	-	103,125
Stock transaction costs	-	(4,241)
Payments on revolving line of credit	-	(13,000)
Debt issuance costs	-	(13,351)
Principal payments on long-term debt	(650)	(49,667)
Repurchase of common stock	(68)	-
Net cash provided by (used in) financing activities	(718)	354,233

EFFECT OF EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	(645)	(2,182)

NET CHANGE IN CASH AND CASH EQUIVALENTS	16,744	15,128

CASH AND CASH EQUIVALENTS - Beginning of period	23,860	1,282
CASH AND CASH EQUIVALENTS - End of period	$40,604	$16,410

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$14,150	$5,139
Income taxes paid	$2,850	$702
See accompanying notes to the condensed consolidated financial statements.

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended September 25, 2004

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

Statement of Accounting Policy - The condensed consolidated balance sheet as of September 25, 2004, the condensed consolidated statements of operations for the three and nine months ended September 25, 2004 and September 27, 2003, and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments, which consist of normal recurring adjustments, necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America, the financial position, results of operations, and changes in cash flows for all periods presented have been made. The condensed consolidated financial statements of the Company include the accounts of all majority-owned subsidiaries and all significant intercompany amounts have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its registration statement on Form S-4, as amended (file no. 333-112848). Certain amounts in the prior year unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Stock Options - The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123". The Statement requires prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the intrinsic value method per Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, no stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and nine month periods ended September 25, 2004 and September 27, 2003 (in thousands):

	Three months ended		Nine months ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss) as reported	$8,281	$(317)	$27,720	$(4,060)
Less: total stock-based compensation expense
determined under fair value based methods	(63)	(179)	(158)	(290)
Pro forma net income (loss)	$8,218	$(496)	$27,562	$(4,350)

Under the fair value method, compensation expense is measured at the grant date based upon the fair value of the option on the date of grant. Compensation expense is recognized straight line over the vesting period. The fair value is estimated based upon the Black-Scholes option pricing model. The following assumptions were used for grants in 2004 and 2003: risk free rate of 4.48% and 3.81%, respectively, dividend yield and expected volatility rate of 0.00% for both periods and expected lives of 10 years for both periods.

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended September 25, 2004

During the nine months ended September 25, 2004, the Company’s stock option activity and weighted average exercise prices were as follows:

	Nine months ended
	September 25, 2004
	Shares	Exercise Price
Outstanding, December 31, 2003	1,927,725	$1.85
Options granted April 1, 2004	20,740	28.00
Options exercised	(7,500)	1.60
Options forfeited	(10,265)	2.67
Outstanding, September 25, 2004	1,930,700	$2.12

2. EFFECT OF NEW ACCOUNTING STANDARDS

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

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. In December 2003, the FASB issued FIN 46R. It changed the effective date for interests in special-purpose entities for periods ending after December 15, 2003, and for all other types of entities for periods ending after March 15, 2004. The adoption of FIN 46R did not have an impact on the Company's condensed consolidated financial statements.

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

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended September 25, 2004

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

At the date of the transaction, the Company entered into a transition services agreement ("TSA") with J&J in which distribution, customer service, credit and collections, systems support and various other functions are to be provided by J&J as necessary for up to one year for a charge. By the end of the TSA in May 2004, the Company completed the transition and assumed all necessary support functions. In addition, the Company has assumed all of the inventory from J&J subject to the TSA as of September 25, 2004. However, at December 31, 2003, the Company had included in its consolidated balance sheet, inventory and a related accrual of $3.8 million for inventory still to be assumed per the TSA.

As a result of the Jelco acquisition, management decided to close its Costa Rica manufacturing facility and relocate its operations to Jelco’s Monterrey, Mexico facility. The closure of the facility was substantially completed as of December 31, 2003. The Costa Rica facility recorded no revenues and recognized a pre-tax loss from operations of $2.1 million for the nine months ended September 27, 2003. This included an impairment charge of $1.0 million recorded in the first quarter of 2003, associated with the write-down of certain long-lived assets. During the quarter ended September 25, 2004, the Company recorded $0.1 million of final adjustments related to the closure of the Costa Rica facility. No future charges are expected related to the closure of this facility and no liability related to the closure exists at September 25, 2004.

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended September 25, 2004

4. INVENTORIES

Inventories summarized by major classification are as follows (in thousands):

	September 25,	December 31,
	2004	2003
Raw materials and supplies	$17,333	$16,576
Work in progress	11,509	11,760
Finished goods	30,759	26,026
Less: reserve for obsolete and slow-moving inventory	(3,116)	(4,206)
Inventories, net	$56,485	$50,156

5. INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine month period ended September 25, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$124,304
Adjustment to purchase price allocation	(1,592)
Currency translation adjustment	605
Balance as of September 25, 2004	$123,317

The Company’s other intangible assets, primarily from the Jelco acquisition, consisted of (in thousands):

	September 25, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Product technology	$21,631	$(3,231)	$18,400	$20,600	$(1,387)	$19,213
Manufacturing technology	48,000	(3,171)	44,829	48,000	(1,454)	46,546
Other	326	(37)	289	250	(23)	227
Total amortized intangible assets	69,957	(6,439)	63,518	68,850	(2,864)	65,986

Unamortized intangible assets
Trademarks	40,200	-	40,200	40,200	-	40,200
Total unamortized intangible assets	40,200	-	40,200	40,200	-	40,200

Total intangible assets	$110,157	$(6,439)	$103,718	$109,050	$(2,864)	$106,186

Amortization expense for intangible assets for the nine months ended September 25, 2004 and September 27, 2003 was $3.6 million and $1.7 million, respectively. The Company’s amortization expense is primarily related to intangible assets acquired in the Jelco acquisition and the weighted average remaining useful life is 15.1 years. Annual amortization expense over the next five years is estimated to be $4.9 million per year.

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended September 25, 2004

6. LONG-TERM DEBT

Long-term obligations consist of the following (in thousands):

	September 25,	December 31,
	2004	2003
Term Loan	$128,700	$129,350
Senior subordinated notes	200,000	200,000
Total	328,700	329,350
Current portion of long-term debt	28,300	1,300

Total Long-term debt	$300,400	$328,050

Long-Term Debt Agreements - As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements and used the proceeds, along with the capital contribution from One Equity Partners, to finance the acquisition of the Jelco business and retire existing debt obligations.

The Company's new credit agreement with several banks and other financial institutions, (collectively, the "Lenders") provides for senior secured financing of up to $170.0 million consisting of a $130.0 million term loan ("Term Loan") facility and a $40.0 million revolving credit facility ("Revolver"), including a letter of credit sub-facility of $2.0 million and a swing line loan sub-facility of $5.0 million. The new credit agreement and associated borrowings commenced on May 21, 2003.

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

The Term Loan had principal of $128.7 million and $129.4 million outstanding at September 25, 2004 and December 31, 2003, respectively. The Term Loan is due in twenty-four quarterly installments of $0.3 million commencing on September 30, 2003 through June 30, 2008, with the remaining principal amount payable in quarterly installments of $30.9 million through March 31, 2009 and the final payment of $30.9 million due on the maturity date of the loan on May 21, 2009. At September 25, 2004 and December 31, 2003, the Term Loan was designated at a LIBOR rate plus applicable margin, totaling 4.76% and 4.19%, respectively. Beginning with the fiscal year ending December 31, 2004, the Company will be required to make loan prepayments, equaling 75% or 50% of the excess cash flows, as defined, for the fiscal year, provided that the Company meets certain adjusted debt ratio requirements. At September 25, 2004, $27.0 million has been reclassed to current obligations based on this provision.

The Company had no obligations outstanding under the Revolver at September 25, 2004 or December 31, 2003.

Additionally, Medex issued $200.0 million aggregate principal amount of 8 7/8% senior subordinated notes due 2013 (the "Notes"). The Notes accrue interest at the rate of 8 7/8% per annum and are payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003. The Notes will mature on May 15, 2013 at which time principal is due in full.

MedVest Holdings Corporation Notes to Unaudited Condensed Consolidated Financial Statements For the Period Ended September 25, 2004

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

Year	Percentage

2008	104.438%
2009	102.958%
2010	101.479%
2011 and thereafter	100.000%

7. COMPREHENSIVE INCOME (LOSS)

The Company’s total comprehensive income (loss) for the interim periods was as follows (in thousands):

	Three months ended		Nine months ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss)	$8,281	$(317)	$27,720	$(4,060)
Foreign currency translation adjustments	(557)	203	191	114
Unrealized gain on the effective portion of cash
flow hedges	-	46	-	124
Comprehensive income (loss)	$7,724	$(68)	$27,911	$(3,822)

8. GUARANTOR SUBSIDIARIES - SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS

On May 21, 2003, Medex, Inc. issued the Notes (see Note 6) which are guaranteed by MedVest Holdings Corporation and each of the Medex's domestic subsidiaries, Medex Medical, Inc. and Medex Cardio-Pulmonary, Inc. (the "Subsidiary Guarantors"). The Notes are not guaranteed by Medex’s foreign subsidiaries (the "Non-Guarantor Subsidiaries"). Pursuant to applicable rules of the Securities and Exchange Commission, Medex is required to present condensed consolidating financial information with respect to MedVest, Medex, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries of the Notes.

The following supplemental schedules present the condensed consolidating balance sheets for the guarantors and non-guarantors as of September 25, 2004 and December 31, 2003 the condensed consolidating statements of operations for the three and nine months ended September 25, 2004 and September 27, 2003, and the condensed consolidating statements of cash flows for the nine month periods then ended.

The Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several basis by MedVest, the Subsidiary Guarantors and any other future domestic restricted subsidiary of Medex.

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the three months ended September 25, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
NET SALES	$-	$60,653	$847	$40,314	$(15,711)	$86,103

COST OF GOODS SOLD	-	25,172	1,239	27,892	(15,711)	38,592

GROSS MARGIN	-	35,481	(392)	12,422	-	47,511

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	600	17,830	567	8,724	-	27,721

LOSS (GAIN) FROM OPERATIONS OF
ABANDONED FACILITY	-	2,311	-	(2,190)	-	121

OPERATING EARNINGS (LOSS)	(600)	15,340	(959)	5,888	-	19,669

OTHER INCOME (EXPENSES):
Interest expense, net	-	(5,159)	-	(1,123)	-	(6,282)
Other	-	(78)	-	(129)	-	(207)
Other income (expenses), net	-	(5,237)	-	(1,252)	-	(6,489)

INCOME (LOSS) BEFORE INCOME TAXES	(600)	10,103	(959)	4,636	-	13,180

INCOME TAX EXPENSE	-	(4,873)	-	(26)	-	(4,899)

NET INCOME (LOSS)	$(600)	$5,230	$(959)	$4,610	$-	$8,281

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the three months ended September 27, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
NET SALES	$-	$49,788	$496	$32,754	$(10,755)	$72,283

COST OF GOODS SOLD	-	24,220	511	27,855	(10,755)	41,831

GROSS MARGIN	-	25,568	(15)	4,899	-	30,452

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	-	16,247	233	6,060	-	22,540

LOSS FROM OPERATIONS OF
ABANDONED FACILITY	-	-	-	338	-	338

OPERATING EARNINGS (LOSS)	-	9,321	(248)	(1,499)	-	7,574

OTHER INCOME (EXPENSES):
Interest expense, net	-	(6,657)	-	(247)	-	(6,904)
Loss on early extinguishment of long-term debt	-	(26)	-	-	-	(26)
Other	-	(642)	-	(153)	-	(795)
Other income (expenses), net	-	(7,325)	-	(400)	-	(7,725)

INCOME (LOSS) BEFORE INCOME TAXES	-	1,996	(248)	(1,899)	-	(151)

INCOME TAX BENEFIT (EXPENSE)	-	(688)	-	522	-	(166)

NET INCOME (LOSS)	$-	$1,308	$(248)	$(1,377)	$-	$(317)

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the nine months ended September 25, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
NET SALES	$-	$167,477	$2,219	$122,704	$(47,232)	$245,168

COST OF GOODS SOLD	-	72,006	4,120	84,288	(47,232)	113,182

GROSS MARGIN	-	95,471	(1,901)	38,416	-	131,986

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,800	48,130	1,732	24,864	-	76,526

LOSS (GAIN) FROM OPERATIONS OF
ABANDONED FACILITY	-	2,311	-	(2,190)	-	121

OPERATING EARNINGS (LOSS)	(1,800)	45,030	(3,633)	15,742	-	55,339

OTHER INCOME (EXPENSES):
Interest expense, net	-	(15,035)	-	(2,885)	-	(17,920)
Other	-	(305)	23	(1,416)	(188)	(1,886)
Other income (expenses), net	-	(15,340)	23	(4,301)	(188)	(19,806)

INCOME (LOSS) BEFORE INCOME TAXES	(1,800)	29,690	(3,610)	11,441	(188)	35,533

INCOME TAX EXPENSE	-	(5,128)	-	(2,685)		(7,813)

NET INCOME (LOSS)	$(1,800)	$24,562	$(3,610)	$8,756	$(188)	$27,720

MedVest Holdings Corporation
Supplemental Combining Statement of Operations (Unaudited)
For the nine months ended September 27, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
NET SALES	$-	$95,973	$1,575	$72,373	$(26,777)	$143,144

COST OF GOODS SOLD	-	50,489	1,724	58,503	(26,777)	83,939

GROSS MARGIN	-	45,484	(149)	13,870	-	59,205

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	-	31,492	616	14,097	-	46,205

LOSS FROM OPERATIONS OF
ABANDONED FACILITY	-	-	-	2,087	-	2,087

OPERATING EARNINGS (LOSS)	-	13,992	(765)	(2,314)	-	10,913

OTHER INCOME (EXPENSES):
Interest expense, net	-	(12,074)	-	(671)	-	(12,745)
Loss on early extinguishment of long-term debt	-	(3,727)	-	-	-	(3,727)
Other	(501)	(18)	-	(312)	229	(602)
Other income (expenses), net	(501)	(15,819)	-	(983)	229	(17,074)

INCOME (LOSS) BEFORE INCOME TAXES	(501)	(1,827)	(765)	(3,297)	229	(6,161)

INCOME TAX BENEFIT (EXPENSE)	-	1,194	-	997	(90)	2,101

NET INCOME (LOSS)	$(501)	$(633)	$(765)	$(2,300)	$139	$(4,060)

MedVest Holdings Corporation
Supplemental Combining Balance Sheet (Unaudited)
As of September 25, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25	$26,642	$(16)	$13,953	$-	$40,604
Accounts receivable, net	-	32,530	297	21,835	-	54,662
Inventories, net	-	29,721	1,630	25,134	-	56,485
Other current assets	600	2,387	41	5,589	-	8,617

Total current assets	625	91,280	1,952	66,511	-	160,368

Property, plant and equipment, net	-	75,919	-	30,232	-	106,151

Goodwill	-	110,803	361	12,153	-	123,317
Other intangible assets, net	-	103,694	-	24	-	103,718
Investment in subsidiaries	103,400	16,306	-	22,749	(142,455)	-
Other long-term assets	-	11,358	6	249	-	11,613
TOTAL ASSETS	$104,025	$409,360	$2,319	$131,918	$(142,455)	$505,167

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$-	$3,884	$183	$12,865	$-	$16,932
Salaries and wages payable	-	6,959	8	4,789	-	11,756
Accrued interest	-	7,122	-	-	-	7,122
Accrued expenses and other liabilities	-	8,655	59	3,953	(283)	12,384
Income taxes payable	47	2,931	-	1,933	-	4,911
Current portion of long-term debt	-	28,300	-	-	-	28,300

Total current liabilities	47	57,851	250	23,540	(283)	81,405

Long-term debt	-	300,400	-	-	-	300,400
Other long-term liabilities	-	-	-	4,846	150	4,996

Intercompany balances	11,966	(71,113)	7,793	79,811	(28,457)	-

SHAREHOLDERS' EQUITY:
Preferred stock	91,257	(1)	-	-	-	91,256
Common stock	10,141	98,689	-	15,302	(114,402)	9,730
Accumulated other comprehensive income	-	-	-	4,032	-	4,032
Retained earnings (deficit)	(9,386)	23,534	(5,724)	4,387	537	13,348

Total shareholders' equity (deficiency)	92,012	122,222	(5,724)	23,721	(113,865)	118,366

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$104,025	$409,360	$2,319	$131,918	$(142,455)	$505,167

MedVest Holdings Corporation
Supplemental Combining Balance Sheet
As of December 31, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25	$14,600	$(31)	$9,266	$-	$23,860
Accounts receivable, net	-	14,840	340	18,523	-	33,703
Inventories, net	-	24,377	1,374	24,405	-	50,156
Other current assets	2,400	1,069	20	3,350	-	6,839

Total current assets	2,425	54,886	1,703	55,544	-	114,558

Property, plant and equipment, net	-	82,706	242	33,202	-	116,150

Goodwill	-	119,263	361	4,680	-	124,304
Other intangible assets, net	-	106,186	-	-	-	106,186
Investment in subsidiaries	103,400	16,309	-	22,749	(142,458)	-
Other long-term assets	-	12,629	(1)	356	2	12,986
TOTAL ASSETS	$105,825	$391,979	$2,305	$116,531	$(142,456)	$474,184

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$-	$3,453	$21	$17,626	$-	$21,100
Salaries and wages payable	-	5,515	14	3,449	-	8,978
Accrued inventory repurchase liability	-	-	-	3,826	-	3,826
Accrued interest	-	3,762	-	-	-	3,762
Accrued expenses and other liabilities	2,400	8,247	71	1,218	-	11,936
Income taxes payable	47	169	-	495	-	711
Current portion of long-term debt	-	1,300	-	-	-	1,300

Total current liabilities	2,447	22,446	106	26,614	-	51,613

Long-term debt	-	328,050	-	-	-	328,050
Other long-term liabilities	-	-	-	3,998	-	3,998

Intercompany balances	9,566	(60,467)	4,313	75,367	(28,779)	-

SHAREHOLDERS' EQUITY:
Preferred stock	91,257	(1)	-	-	-	91,256
Common stock	10,141	101,157	-	12,902	(114,402)	9,798
Accumulated other comprehensive income	-	-	-	3,841	-	3,841
Retained earnings (deficit)	(7,586)	794	(2,114)	(6,191)	725	(14,372)

Total shareholders' equity (deficiency)	93,812	101,950	(2,114)	10,552	(113,677)	90,523

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$105,825	$391,979	$2,305	$116,531	$(142,456)	$474,184

MedVest Holdings Corporation
Supplemental Combining Statement of Cash Flows (Unaudited)
For the nine months ended September 25, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,800)	$24,562	$(3,610)	$8,756	$(188)	$27,720
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	-	12,535	-	2,417	-	14,952
Amortization	-	3,574	-	1	-	3,575
Gain on disposal of assets	-	(136)	-	-	-	(136)
Changes in operating assets and liabilities:
Accounts receivable, net	-	(17,690)	43	(3,585)	-	(21,232)
Inventories, net	-	(5,344)	(256)	107	-	(5,493)
Other assets	1,800	(1,126)	(28)	(308)	-	338
Trade accounts payable	-	431	161	(4,328)	-	(3,736)
Salaries and wages payable	-	1,444	(6)	1,402	-	2,840
Accrued expenses and other liabilities	-	(11,340)	3,711	8,573	188	1,132
Income taxes payable	-	2,762	-	1,201	-	3,963
Net cash provided by operating activities	-	9,672	15	14,236	-	23,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to purchase price	-	8,459	-	(8,062)	-	397
Purchases of property, plant and equipment	-	(6,021)	-	(842)	-	(6,863)
Proceeds from sale of assets	-	650	-	-		650
Net cash provided by/(used in) investing activities	-	3,088	-	(8,904)	-	(5,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payment on long-term debt	-	(650)	-	-	-	(650)
Repurchase of common stock	-	(68)	-	-	-	(68)
Net cash used in financing activities	-	(718)	-	-	-	(718)

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	-	-	-	(645)	-	(645)

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	12,042	15	4,687	-	16,744

CASH AND CASH EQUIVALENTS - Beginning of period	25	14,600	(31)	9,266	-	23,860
CASH AND CASH EQUIVALENTS - End of period	$25	$26,642	$(16)	$13,953	$-	$40,604

MedVest Holdings Corporation
Supplemental Combining Statement of Cash Flows (Unaudited)
For the nine months ended September 27, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(501)	$(633)	$(765)	$(2,300)	$139	$(4,060)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	-	7,216	19	1,224	-	8,459
Amortization	-	1,681	-	-	-	1,681
Loss on extinguishment of debt	-	3,727	-	-	-	3,727
Changes in operating assets and liabilities:
Accounts receivable, net	-	(10,075)	186	(10,344)	-	(20,233)
Inventories, net	-	7,493	(675)	(2,570)	-	4,248
Other assets	501	(16,116)	(17)	8,210	-	(7,422)
Trade accounts payable	-	6,740	(99)	7,910	-	14,551
Salaries and wages payable	-	417	(3)	(147)	-	267
Accrued expenses and other liabilities	-	10,159	1,374	2,004	(229)	13,308
Income taxes payable	-	(1,222)	-	(1,732)	90	(2,864)
Net cash provided by operating activities	-	9,387	20	2,255	-	11,662

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	-	(339,404)	-	1,220	-	(338,184)
Acquisition costs	-	(4,020)	-	-	-	(4,020)
Adjustment to purchase price	-	-	(40)	-	-	(40)
Change in investment in subsidiaries	(103,125)	103,125	-	-	-	-
Purchases of property, plant and equipment	-	(5,971)	(33)	(337)	-	(6,341)
Net cash provided by/(used in) investing activities	(103,125)	(246,270)	(73)	883	-	(348,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	-	331,367	-	-	-	331,367
Proceeds from sale of stock	103,150	(25)	-	-	-	103,125
Stock transaction costs	-	(4,241)	-	-	-	(4,241)
Net payments from revolving line of credit	-	(13,000)	-	-	-	(13,000)
Debt issuance costs	-	(13,351)	-	-	-	(13,351)
Principal payment on long-term debt	-	(49,667)	-	-	-	(49,667)
Net cash provided by financing activities	103,150	251,083	-	-	-	354,233

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	-	-	-	(2,182)	-	(2,182)

NET CHANGE IN CASH AND CASH EQUIVALENTS	25	14,200	(53)	956	-	15,128

CASH AND CASH EQUIVALENTS - Beginning of period	-	396	24	862	-	1,282
CASH AND CASH EQUIVALENTS - End of period	$25	$14,596	$(29)	$1,818	$-	$16,410

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

Medex is the wholly owned operating subsidiary of MedVest, whose only assets are its investment in and advances to Medex. Medex information is included under Note 8 to the Company’s interim unaudited condensed consolidated financial statements; however management believes MedVest’s financial statements and Medex’s financial statements do not vary significantly. Consequently, "Management's Discussion and Analysis of Financial Condition and Results of Operations" discusses MedVest's financial condition and operating results as if they were Medex's.

Results of Operations

Three Months Ended September 25, 2004 Compared to Three Months Ended September 27, 2003

Net Sales. Net sales increased by $13.8 million, or 19.1%, to $86.1 million for the third quarter of 2004 compared to $72.3 million for the third quarter of 2003. The following table summarizes the Company’s sales into each geographic market for the quarters ended September 25, 2004 and September 27, 2003 (in thousands):

	September 25,	September 27,	Increase/	Percent
	2004	2003	(Decrease)	Change
Net Sales
United States	$50,894	$43,707	$7,187	16.4%
Europe	21,101	18,123	2,978	16.4%
Rest of world	14,108	10,453	3,655	35.0%
Total	$86,103	$72,283	$13,820

Sales into the United States (“U.S.”) market increased by $7.2 million, or 16.4%, to $50.9 million for the third quarter of 2004 compared to $43.7 million in the third quarter of 2003. The increase was primarily attributed to favorable catheter sales of $4.2 million and stronger syringe pump sales of $3.2 million. These gains were partially offset by a decrease in disposable product sales.

European net sales increased by $3.0 million, or 16.4%, to $21.1 million for the third quarter of 2004 compared to $18.1 million during the third quarter of 2003. The increase was due primarily to increased sales in France and Germany of $0.8 million driven by increased catheter sales. Sales of approximately $0.4 million into newly established direct markets, such as Spain and Portugal, also contributed to the strong European sales. Foreign currency gains of $1.9 million were also a factor in the sales growth for the European market.

The Company defines rest of world sales as product sold into markets outside the U.S. and direct European countries. Rest of world sales increased $3.6 million, or 35.0%, to $14.1 million for the third quarter compared to $10.5 million in the corresponding period of 2003. The increase was primarily due to changing the distribution system in these areas from J&J affiliates under the TSA agreement to either direct sales operations or full service third party distributors. The change in distribution system resulted in increased sales pricing as Medex realized market pricing versus the price Medex was attaining in 2003 through J&J affiliates under the terms of the TSA agreement. The improvement due to increased sales prices represents approximately $3.0 million of the sales increase, with the remaining growth being attributed to currency gains of $0.2 million and unit volume growth.

Cost of Goods Sold and Gross Margin. Cost of goods sold decreased $3.2 million, or 7.7%, to $38.6 million for the third quarter of 2004 compared to $41.8 million in the third quarter of 2003. Gross margin for the third quarter of 2004 increased $17.0 million, or 56.0%, to $47.5 million from $30.5 million during the comparable period of 2003. Gross margin as a percentage of net sales increased to 55.2% for the third quarter of 2004 from 42.1% for the third quarter of 2003. The increase in gross margin as a percentage of net sales is primarily the result of increased production volume driven by higher sales and favorable product mix. The increased volume generates efficiencies due to a relatively fixed cost structure of $5.7 million, or 6.6% of net sales. In the third quarter of 2003, the Company incurred $5.1 million in one-time charges related to the Jelco acquisition. No such charges to cost of sales were recorded in the comparable quarter of 2004. Gross margin was also impacted by increased sales pricing as a result of changing rest of the world distribution system as noted for net sales. It is estimated that the change in distribution outlets generated approximately $3.0 million of incremental margin for the quarter. In addition, the Company has also reclassified certain Jelco costs to selling, general and administrative expense that were previously captured in cost of goods sold, such as some research and development activities and distribution costs. The costs were reclassified to conform to Medex presentation and resulted in a reduction in cost of goods sold for the third quarter of 2004 of $1.5 million versus the comparable quarter of 2003. Prior year records were maintained by J&J under the TSA and the level of detail provided and method of J&J allocation does not allow the Company to quantify the prior year amount of such expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $5.2 million, or 23.0%, to $27.7 million in the third quarter of 2004 compared to $22.5 million in the third quarter of 2003. Selling, general and administrative expenses as a percentage of net sales increased to 32.2% for the third quarter of 2004 compared to 31.2% for the corresponding period in 2003. Operating expenses have increased due to the reclassification of $1.5 million noted in cost of sales. The Company also incurred management fees from One Equity Partners of $0.6 million in the third quarter of 2004, which were not incurred in the third quarter of 2003. In addition, the Company had increased infrastructure costs in sales and marketing, research and development and support functions, such as finance, information technology, legal, regulatory and distribution. These increases are the result of building the infrastructure over the past year to support the newly combined organization. These increases have been partially offset by lower costs associated with the acquisition of $0.8 million incurred in 2003 and the elimination of transition service fees from J&J.

Depreciation and Amortization. Depreciation and amortization expenses decreased $0.4 million, or 6.9%, to $5.6 million in the third quarter of 2004 compared to $6.0 million for the third quarter of 2003. The decrease in depreciation and amortization is due to the disposal of assets in 2003 as a result of the Jelco acquisition and integration.

Interest Expense. Interest expense decreased by $0.6 million, or 9.0%, to $6.3 million in the third quarter of 2004 compared to $6.9 million in the third quarter of 2003. Outstanding borrowings under various long-term obligations decreased from approximately $330.0 million at September 27, 2003 to approximately $328.7 million at September 25, 2004. For further information regarding the Company’s external indebtedness, see Note 6 of the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Income Taxes. Income tax expense increased $4.7 million to $4.9 million in the third quarter of 2004 compared to $0.2 million for the comparable quarter of 2003. The change is attributable to the significant increase in the profitability of the Company’s operations as a result of the Jelco acquisition. The third quarter 2004 tax expense differs from the federal statutory rate of 35% due to state taxes, as well as adjustments made following completion of the 2003 federal and state tax returns. A valuation allowance continues to be maintained for the remaining deferred tax assets primarily related to net operating loss carryovers. The Company will continue to evaluate the operations in each jurisdiction in determining the need to adjust its valuation allowances.

Net Income (Loss). The Company recorded net income of $8.3 million for the third quarter of 2004 compared to a net loss of $0.3 million during the third quarter of 2003. The increase was primarily due to the acquisition of the Jelco business and reduced integration expenses for the quarter ended September 25, 2004.

Nine Months Ended September 25, 2004 Compared to Nine Months Ended September 27, 2003

Net Sales. Net sales increased by $102.1 million, or 71.3%, to $245.2 million for the first nine months of 2004 compared to $143.1 million in 2003. The increase in sales was primarily attributed to $80.6 million in sales from the acquired Jelco business for the period January 2004 through May 2004 where there were no Jelco sales included in 2003 prior to the acquisition.

The following table summarizes the Company’s sales by geographic segment for the nine months ended September 25, 2004 and September 27, 2003 (in thousands):

	September 25,	September 27,	Increase/	Percent
	2004	2003	(Decrease)	Change
Net Sales
United States	$141,404	$80,190	$61,214	76.3%
Europe	62,272	44,446	17,826	40.1%
Rest of world	41,492	18,508	22,984	124.2%

Total	$245,168	$143,144	$102,024

U.S. net sales increased by $61.2 million, or 76.3%, to $141.4 million for the first nine months of 2004 compared to $80.2 million in 2003. The increase was primarily attributed to $49.8 million in sales from the acquired Jelco business for the period of January through May 2004 since there were no sales for that period attributable to the prior year. Also contributing to the increase was $6.2 million of increased pumps and accessories sales, $2.6 million of increased catheter sales and $2.6 million of increased disposable product sales.

European net sales increased by $17.8 million, or 40.1%, to $62.3 million for the first nine months of 2004 compared to $44.5 million in 2003. The increase was primarily attributed to $12.1 million in sales from the acquired Jelco business for the period January through May 2004 since there were no sales attributable to that period in the prior year. In addition, the Company benefited from favorable foreign exchange rate fluctuations of $6.2 million. Offsetting these increases was a decrease in traditional Medex product sales of $0.5 million in the European market, primarily a result of the first nine months having two fewer business days when compared to the corresponding period of fiscal year 2003.

Rest of world sales, as defined as sales into markets outside the U.S. and direct European countries, increased $23.0 million, or 124.2%, to $41.5 million for the third quarter compared to $18.5 million during the third quarter of 2003. The increase was primarily attributed to $18.7 million in sales from the acquired Jelco business for the period January through May 2004 since there were no sales for that period included in the prior year. Also contributing to the increased sales was the change in the distribution network in these areas from J&J affiliates under the TSA agreement to direct sales operations or full service third party distributors. The change in distribution system resulted in increased sales of approximately $3.8 million as Medex was able to attain market prices for products versus the transfer price Medex was receiving in 2003 through J&J affiliates under the TSA agreement. The remaining growth in the rest of world market is attributed to currency gains of $1.0 million, partially offset by lower disposable product sales.

Cost of Goods Sold and Gross Margin. Cost of goods sold increased $29.3 million, or 34.8%, to $113.2 million for the first nine months of 2004 compared to $83.9 million in 2003. Gross margin for the first nine months of 2004 increased $72.8 million, or 122.9%, to $132.0 million from $59.2 million during the comparable period of 2003. Gross margin as a percentage of net sales increased to 53.8% for the first nine months of 2004 from 41.4% in 2003. The increase in gross margin as a percentage of net sales is primarily a result of higher margins on the Jelco product line and increased sales of high margin syringe pumps. In addition, gross margin percentages were impacted by increased production levels in the third quarter generating efficiencies on a relatively high fixed cost structure. Gross margin was also favorably impacted by $2.2 million of reclassification of certain Jelco expenses to selling, general, and administrative expenses, as well as integration costs related to the Jelco acquisition of $5.9 million that were incurred in the first nine months of 2003 lowering prior year margins. Prior year records for Jelco expenses were maintained by J&J under the TSA and the level of detail provided and method of J&J allocation does not allow the Company to quantify the prior year amount of such expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $30.3 million, or 65.6%, to $76.5 million in the first nine months of 2004 compared to $46.2 million in 2003. Selling, general and administrative expenses as a percentage of net sales decreased to 31.2% for the first nine months of 2004 compared to 32.3% for the corresponding period in 2003. The increase in selling, general and administrative expenses is primarily due to increased costs related to the Jelco business of $25.7 million for the period January through May 2004 since Jelco was not included in the Company’s results for this period prior to the acquisition. These costs include an expanded infrastructure in sales, marketing, finance, information systems, regulatory and distribution. In addition, the Company has expanded its infrastructure through the third quarter, in particular in research and development and marketing, and the Company has incurred management fees from One Equity Partners of $1.9 million. Partially offsetting these increases are lower integration costs associated with the Jelco acquisition of $0.8 million and the elimination of the transition services fee from J&J. As of September 25, 2004, the Company has completed its integration of the Jelco acquisition and future costs related to the acquisition are expected to be minimal. The only recurring charge will be the management fees payable to One Equity Partners of $2.4 million annually.

Depreciation and Amortization. Depreciation and amortization expenses increased $8.4 million, or 82.7%, to $18.5 million in the first nine months of 2004 compared to $10.1 million in 2003. The increase in depreciation and amortization is primarily due to the depreciation on acquired Jelco facilities and equipment, as well as amortization of product and manufacturing technology attributed to the acquisition.

Interest Expense. Interest expense increased by $1.4 million, or 8.8%, to $17.9 million in the first nine months of 2004 compared to $16.5 million in 2003. Outstanding borrowings under various long-term obligations totaled approximately $328.7 million at September 25, 2004 compared to $330.0 million at September 27, 2003. The increase in interest expense is a result of additional borrowings to finance the Jelco acquisition on May 21, 2003. For the nine months ended September 25, 2004, the Company's average debt outstanding was $329.1 million at a weighted average interest rate for the nine month period of 7.16%. For further information regarding the Company’s external indebtedness, see Note 6 of the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Income Taxes. Income tax expense increased $9.9 million to $7.8 million in the first nine months of 2004 compared to a benefit of $2.1 million for the comparable period of 2003. The increase is attributable to a shift from a pre-tax loss position to pre-tax income for the Company’s operations as a result of the Jelco acquisition. The cumulative 2004 tax expense is generally lower than the federal statutory rate of 35% due to a reduction in the valuation allowance previously offsetting domestic deferred tax assets, including net operating losses carried over from prior tax periods. The reduction in the valuation allowance has only been done to the extent deferred tax assets can be utilized to offset year to date income. A valuation allowance continues to be maintained for the remaining deferred tax assets. The Company will continue to evaluate the operations in each jurisdiction in determining the need to adjust its valuation allowances.

Net Income (Loss). The Company recorded net income of $27.7 million for the first nine months of 2004 compared to a net loss of $4.1 million in 2003. The increase was primarily due to the acquisition of the Jelco business, offset by increased interest expense as a result of financing for the Jelco acquisition. As a result of the recapitalization that occurred on May 21, 2003, the Company incurred losses of $3.7 million in the second quarter of 2003 related to the write-off of its debt issuance costs, resulting from the early payment of certain debt obligations.

Liquidity and Capital Resources

General. The Company has historically financed its capital and working capital requirements through a combination of cash flows from operations and various borrowings. Management anticipates that cash generated by operations and existing cash and cash equivalents, together with availability under the Company’s revolving credit facility, will be sufficient to meet working capital requirements, service debt and finance capital expenditures for the forseeable future. The Company continues to evaluate potential acquisitions and the Company anticipates that any such acquisitions would be funded by operating cash flows, additional borrowings, or equity offerings.

Cash Provided by Operating Activities. Cash flows provided by operations were $23.9 million in the first nine months of 2004 compared to $11.7 million in 2003. The $12.2 million increase in cash flows was primarily attributable to increased net income of $31.8 million. This increase was partially offset by increases in accounts receivable and inventories of $21.2 million and $5.5 million, respectively, and a reduction in accounts payable of $3.7 million.

The increase in accounts receivable is related to J&J remitting cash to the Company based upon the contracted terms of the TSA rather than actual days sales outstanding. Therefore, in 2003, J&J was paying Medex within 35 days, whereas actual collections by the Company are slightly over 40 days. In addition, the Company's accounts receivable balance at September 25, 2004 included a balance due from J&J of $3.6 million under the TSA, whereas at December 31, 2003, the Company's accounts payable balance included an amount due from J&J of $5.4 milliion. Inventory levels also increased $6.7 million from year end primarily as a result of building domestic inventories to cover customer requirements during manufacturing rationalization activities and increased inventory in 2004 at new direct distribution locations in Japan, Canada, Brazil and Spain. Offsetting the positive operating cash flow was the reduction in trade accounts payable, as the Company paid balances owed to J&J for transition services and closing inventory.

Cash Used in Investing Activities. Cash used in investing activities decreased $342.8 million in the first nine months of 2004 to $5.8 million compared to $348.6 million in 2003. The decrease is primarily due to the cost to acquire the Jelco business in May 2003 for $338.2 million (net of cash acquired of $1.2 million) and $4.0 million of other acquisition costs. This decrease was offset by increased capital expenditures of $6.8 million during the first nine months of 2004, compared to $6.3 million for the comparable period of 2003. The Company’s capital expenditure requirements are primarily comprised of facility expansion and improvement, equipment, molds, tooling and information technology software and systems. The Company anticipates making capital expenditures of approximately $3.0 million during the remainder of fiscal year 2004.

Cash Used in Financing Activities. Cash used in financing activities during the nine month period ended September 25, 2004, was $0.7 million, primarily due to debt payments on the term loan during the period. The next principal payment for the term loan was due and paid on September 30, 2004. Cash provided by financing activities for the nine month period ended September 25, 2003 was a result of changes in the Company’s equity structure and external indebtedness as a result of the Jelco acquisition. The proceeds from the sale of stock to One Equity Partners represent 15,151,515 and 307,037 of newly issued shares of stock at $6.68 and $6.27 per share, respectively. In addition, the Company refinanced its existing debt and financed the Jelco acquisition with the proceeds of $130.0 million from a term loan and $200.0 million of 8 7/8% senior subordinated notes. The infusion of cash was offset by the repayment of debt to the Company’s former lenders and transaction fees associated with the equity and debt restructuring. For additional information regarding the change in external indebtedness, see Note 6 to the Company’s interim unaudited condensed consolidated financial statements, Item 1 of this quarterly report.

Financing Matters. As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements and used the proceeds, along with the capital contribution from One Equity Partners, to finance the acquisition of the Jelco business and retire debt obligations existing at May 21, 2003.

At September 25, 2004, the Company had outstanding a $128.7 million term loan with a syndicate of banks and $200.0 million of 8 7/8% senior subordinated notes. At September 25, 2004, the Company’s term loan was designated at a LIBOR rate plus applicable margin, totaling 4.76%. The term loan is due in twenty-four consecutive installments commencing September 30, 2003 through the maturity date of the loan on May 21, 2009. The Company had no outstanding borrowings under its revolving credit facility at September 25, 2004.

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

On August 12, 2004, Medex Holdings Corporation, a wholly-owned subsidiary of MedVest Holdings Corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission to register the sale of shares of common stock in an initial public offering. Upon consummation of the initial public offering, MedVest and Medex Holdings Corporation will merge, with Medex Holdings Corporation surviving the merger.

Critical Accounting Policies

Certain amounts in the Company’s financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of these consolidated financial statements.

Revenue Recognition. The Company recognizes sales upon transfer of title to the customer, which occurs at the time of shipment. Because the Company enters into rebate arrangements with certain distributors and customers, who require rebate payments made to them, the Company estimates amounts due under these arrangements at the time of shipment. Net sales are based upon the amounts invoiced for the shipped goods less estimated future rebates, allowances for estimated returns, promotions and other discounts. These estimates are based upon historical experience and the terms under current rebate agreements. Revisions to these estimates are recorded in the period in which a change in factors or circumstances becomes known. The Company defers recognizing revenue if services are to be provided in the future and recognizes such revenue over the applicable service period.

Business Combinations, Goodwill and Intangible Assets. The Company accounts for all business combinations as purchase transactions. Goodwill represents the price paid for net assets acquired in excess of their fair market value. In connection with the Jelco acquisition, the Company initially recorded as goodwill approximately $114.1 million of cost in excess of Jelco assets. Goodwill and intangible assets not subject to amortization are reviewed for impairment annually or when circumstances indicate that the carrying amount may be impaired. No impairment charges have been recorded related to goodwill or intangible assets for any periods presented. Intangible assets subject to amortization are primarily product and manufacturing technology, which are amortized using the straight line method over 9 to 20 years.

Product Warranties. The Company determines warranty provisions related to product sales based upon an estimate of costs that may be incurred under warranty and support programs. Management reviews the assumptions and estimates periodically to account for changes in factors such as material costs, wages and warranty claim experience.

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

   Asset Impairments. Management reviews Company operations to ascertain whether tangible fixed assets, goodwill and other intangibles have been impaired. The Company recognizes an impairment loss by writing the assets down to fair market value if the sum of expected future undiscounted cash flows from operating activities is less than the carrying amount of the assets. The estimate of the future undiscounted cash flows is based upon operating projections, which include current results, trends and business assumptions. The Company recorded no impairment charges in the first nine months of fiscal year 2004, however during the first quarter of fiscal year 2003; the Company recorded a charge for impaired assets related to its abandoned Costa Rica facility of $1.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Risk

The Company conducts business in various regions of the world, and exports and imports products to and from many countries. Therefore, operations may be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs or those of competitors. The Company’s primary foreign currency risk exposure results from the strengthening of the U.S. dollar against the euro and British pound. The Company faces currency exposures in its global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. It is management’s intention to engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of cash flows to fluctuations in foreign currency rates. The Company does not engage in hedging for speculative investment reasons. Historical results do not reflect any foreign exchange hedging activity. There can be no assurance that hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. As of September 25, 2004, the Company has no outstanding foreign currency exchange contracts.

Interest Rate Risk

As of September 25, 2004, the Company has approximately $128.7 million of debt outstanding under its credit facility subject to variable rates. Accordingly, the Company’s earnings and cash flow are affected by changes in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company’s exposure to interest rate risk. The Company is not currently engaged in any interest rate risk management. Assuming no changes in the Company’s outstanding debt subject to variable rates, a 1% change in the interest rate for its credit facility would result in an annual change in interest expense of approximately $1.3 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
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

MEDVEST HOLDINGS CORPORATION

Date: November 9, 2004	By:	/s/ Dominick A. Arena
Dominick A. Arena
President and Chief Executive Officer

/s/ Michael I. Dobrovic
Michael I. Dobrovic Vice President and Chief Financial Officer

