Form 10-K
period 2004-12-31
MEDVEST HOLDINGS CORP
filed 2005-04-12
CIK 1136130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-112848-03

MEDVEST HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

Ohio	31-1750092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2231 Rutherford Road

Carlsbad, California 92008

(Address of principal executive office)

(760) 602-4400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

                Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐            No ☒

                There is no established trading market for the registrant’s common stock or preferred stock.  As of March 10, 2005, no shares of the registrant’s common stock or preferred stock were held by non-affiliates.

                At March 10, 2005, there were 1,974,870 shares of common stock outstanding and 17,773,826 shares of preferred stock outstanding.

Documents Incorporated by Reference:  None

MEDVEST HOLDINGS CORPORATION

2004 FORM 10-K ANNUAL REPORT

IMPORTANT INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this report, including, without limitation, matters discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  Certain of these forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or the negative of these terms or other comparable terminology, or by discussions of strategy, plans or intention. Statements contained in this report that are not historical facts are forward-looking statements.  Without limiting the generality of the preceding statement, all statements in this report concerning or relating to estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements.  In addition, through senior management of MedVest Holdings Corporation and Medex, Inc., forward-looking statements are made concerning expected future operations, performance and other developments.  Such forward-looking statements are necessary estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties.  Other factors may affect the accuracy of these forward-looking statements and actual results may differ materially from the results anticipated in these forward-looking statements.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated include, but are not limited to, those factors or conditions described under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1. BUSINESS

MedVest Holdings Corporation (the “Corporation” or “MedVest”) owns all of the assets and liabilities of Medex, Inc.  MedVest’s only assets are its investment in and advances to Medex, Inc.  Management believes that the financial statements and operating results of MedVest and Medex, Inc. do not vary significantly.  Therefore, the consolidated group is referred to herein as “the Company” or “Medex”.

Medex is a leading global manufacturer and marketer of critical care disposable and non-disposable medical products. The Company’s products are used primarily in acute care settings for a variety of diagnostic and therapeutic procedures. Medex focuses on products for: operating rooms; adult, pediatric and neonatal intensive care units (“ICUs”); catheterization and radiology laboratories; and respiratory departments. The Company offers its customers a complete fluid and drug infusion system comprised of infusion pumps, fluid and drug administration products and peripheral intravenous catheters (“PIVCs”), all of which function together to safely deliver measured doses of fluids and drugs into a patient’s vascular system. The Company also manufactures and markets invasive pressure monitoring systems, catheterization laboratory (“cath lab”) packs and accessories and respiratory products. The Company believes that most of its products have established well-recognized brand names in the critical care market. Worldwide, the Company has a history of product innovation and development, and its products garner significant market share in both domestic and international markets.

For the year ended December 31, 2004, the Company had net sales and operating earnings of $340.7 million and $74.2 million, respectively. The Company has a diversified end customer base, which consists of hospitals and other alternate care settings, with its top 10 customers representing less than 6% of our net sales for the year ended December 31, 2004. The following table sets forth the percentage of the Company’s net sales for the year ended December 31, 2004 provided by each of its four primary product lines (in thousands):

		Percentage of
	Net Sales	Net Sales

Infusion Systems	$273,477	80.3%
Pressure Monitoring Systems	32,087	9.4%
Cath Lab Packs and Accessories	27,756	8.1%
Respiratory Products	7,412	2.2%

Total	$340,732	100.0%

The Company markets its products through a dedicated global sales force of approximately 200 sales representatives and a network of distributors to over 5,500 hospitals and alternate care settings in more than 80 countries. In the United States, the Company has long-standing relationships with some of the largest and most prominent group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”), which it believes positions its sales force to sell its entire portfolio of products to the appropriate call point within a hospital during a single sales call.  Outside the United States, the Company’s sales force is direct in 11 countries. The Company believes that having a direct sales force in foreign markets ensures that its products receive appropriate focus and allows it to better understand local preferences so as to better serve such markets. The Company generated approximately 42.7% of its net sales for the year ended December 31, 2004 outside of the United States.

The Company was formed through a management buyout from Compangnie de Saint-Gobain (“Saint-Gobain”) that was completed in February 2001. Following the management buyout, the Company was largely focused on sales of its infusion, drug administration, pressure monitoring and cath lab products. In 2002, the Company acquired Inhalation Plastics, Inc. (“IPI”), which provided it with a respiratory franchise consisting of products used for oxygen administration, anesthesia and ventilator circuits, unit dose solutions and humidification. In May 2003, the Company acquired substantially all of the assets of the Jelco PIVCs business from Ethicon Endo-Surgery, Inc., a wholly owned subsidiary of Johnson & Johnson (“Ethicon”).  Management refers to this as the “Jelco acquisition” or “Jelco transaction”.  The Jelco transaction was integral in allowing the Company to provide its customers with a complete fluid and drug infusion system.

Recent Developments

The Merger

On March 21, 2005, the Company announced the acquisition of its worldwide business by Smiths Medical, a division of Smiths Group plc (“Smiths”), in exchange for consideration consisting of (i) a cash payment of approximately $650 million to the Company’s stockholders and option holders, subject to post-closing adjustments, (ii) repayment of the Company’s $128.1 million term loan at closing, and (iii) the assumption of approximately $200 million of the Company’s outstanding 8 7/8% Senior Subordinated Notes due 2013.  On March 22, 2005, the Company commenced a cash tender offer for any and all of the 8 7/8% Senior Subordinated Notes due 2013, and a consent solicitation to amend the related indenture.  The tender offer is expected to close on or about April 19, 2005.

The merger was subject to customary conditions, including the receipt of required antitrust approvals and clearances.  The merger has received the requisite approvals and clearances from authorities in the United States, Britain, Austria, Germany and Brazil.  Review by Mexican regulatory authorities, which is conducted on a post-closing basis, is ongoing.

Smiths, a British company listed on the London Stock Exchange, designs, manufactures and sells safety critical systems and products and has market-leading positions in aerospace systems, detection systems, medical devices, mechanical seals and interconnect products.  Smiths will assume responsibility for the Company’s worldwide manufacturing operations, to support existing Company business operations.

Recapitalization

In April 2003, the Company entered into a recapitalization and stock purchase agreement with One Equity Partners, pursuant to which One Equity Partners made a capital contribution of $119.5 million to purchase MedVest’s capital stock, of which $103.1 million was paid directly to MedVest and $16.4 million was paid to other stockholders. As a result of these investments, One Equity Partners and members of the Company’s senior management held all of the Company’s outstanding capital stock prior to the merger described above. In connection with this equity investment, the Company also entered into a purchase agreement with Ethicon Endo-Surgery, Inc. (“Ethicon”), a wholly owned subsidiary of Johnson and Johnson, to acquire substantially all of the assets of Ethicon’s peripheral intravenous catheter business (“Jelco”) for $340.0 million. Under the terms of the purchase agreement, the Company acquired Jelco’s worldwide assets from Ethicon and certain of its affiliates and assumed those of Jelco’s liabilities arising upon or after the closing of the acquisition. In addition, the Company acquired all of the issued and outstanding capital stock of Johnson & Johnson Medical de Monterrey S.A. de C.V. (“Monterrey”), a subsidiary of Ethicon, a Mexican maquiladora with a manufacturing facility in Monterrey, Mexico, dedicated to the Jelco business.

The Company’s Equity Sponsor

One Equity Partners manages $3.5 billion of investments and commitments for JPMorgan Chase & Co. in direct private equity transactions as well as venture and management buyout funds. Our investment professionals are located across North America and Europe, with offices in New York, Chicago, Detroit, and Frankfurt. One Equity Partners focuses on making majority-ownership investments in late-stage, middle-market companies, with an emphasis on corporate partnerships and divestitures.

As of December 31, 2004, affiliates of One Equity Partners owned approximately 83.3% of the Company’s outstanding capital stock on a fully-diluted basis.  As of the closing of the Smiths merger on March 21, 2005, One Equity Partners no longer owns any of the Company’s outstanding capital stock.

The Critical Care Market

The Company manufactures and distributes products in a $4.0 billion segment of the critical care products market. Critical care products typically account for a substantial portion of a hospital’s total budget. Primary hospital call points within this market include Intensive Care Units, Operating Rooms and Catheterization/Radiology departments. The critical care products industry is highly fragmented with several of the businesses operating as subsidiaries or divisions within larger companies. As divisions within larger entities, critical care businesses often do not receive adequate management focus. In recent years, this has led several larger competitors to divest their critical care businesses. In addition, several of the smaller companies within the critical care segment often lack sufficient scale and breadth of product offering to compete across the various categories within the critical care market. The Company believes that breadth of product offering and scale are important in the critical care market as GPOs, IDNs and distributors seek to contract with suppliers that provide a wide range of products allowing them to negotiate favorable pricing and discounts across the spectrum of product offering.

The Company expects that growth in the critical care market will be driven primarily by:

•  Heightened Focus on Reducing Adverse Drug Events. Hospitals and healthcare officials have expressed growing concerns over the safe administration of drugs and the potential for adverse events as the result of improper drug administration. Syringe pumps administer more precise volumes of fluids and drugs than volumetric pumps and should therefore benefit from the increased focus on patient safety. Furthermore, the introduction of infusion pumps that are programmable with enhanced safety features has reduced the potential for improper drug administration.

•  Increased Demand for Single-Use Disposable Products. In response to growing concerns over the spread of infectious diseases and pressures to reduce healthcare costs, healthcare providers are increasingly using single-use disposable products. Single-use products reduce the spread of infectious disease and are less costly than sterilizing and reprocessing critical care devices and instruments.

•  An Aging Population. According to the U.S. Census Bureau, individuals aged 65 and older in the United States comprise the fastest growing segment of the population, with expected growth of 14% from 2000 to 2010. In addition, the populations of Europe and Japan are aging at a faster pace than the population of the United States. As a result, the number of critically ill patients and the percentage of critical care hospital admissions continue to grow. This growth is driving an increase in procedures requiring critical care products.

•  Increased Focus on Safety Driving Favorable Government Legislation. In April 2001, the Needlestick Safety and Prevention Act was enacted. The act requires that healthcare employers provide their employees with the option to use safety-engineered sharp devices and mandates the involvement of clinicians in evaluating and selecting devices for clinical use. This legislation has contributed to the growth of safety catheters, which currently represent over 90% of the U.S. PIVC market in terms of unit volume. While the U.S. market has shifted to safety PIVCs, a majority of the markets outside the United States continue to use conventional PIVCs. The Company believes that the increased attention to the dangers of accidental needle sticks will lead other countries to pass similar legislation and will increase the penetration of safety PIVCs outside the United States.

Products

The Company is focused on delivering to its customers and to patients products that improve patient care and increase practitioner safety. The Company continues to focus on product innovation and development to achieve this goal and to maintain its market leading positions across our product lines. The Company categorizes its products into the following primary product lines: (1) infusion systems, including its infusion pumps, disposables for fluid and drug administration and vascular access products, primarily PIVCs; (2) pressure monitoring systems; (3) cath lab packs and accessories; and (4) respiratory products.

Infusion Systems

The Company’s infusion systems consist of a portfolio of complementary products that function together to deliver fluids and drugs into a patient’s vascular system. Its infusion pumps deliver measured doses of fluids and drugs through various fluid and drug administration products to the patient’s vascular system through its vascular access products, primarily PIVCs.

Infusion Pumps.  Infusion pumps facilitate the delivery of one or more fluids, primarily drugs, into a patient’s vascular system. With the growing number of critically ill hospital patients and more potent and complex treatment regimens, the average number of intravenous lines per patient has significantly increased. As reliance on intravenous drug therapy has increased, the awareness of the need for extremely precise intravenous administration of drugs and more accurate monitoring of intravenous fluid delivery has intensified. The Company’s infusion pumps accounted for approximately $26.8 million, or 7.9%, of its net sales for the year ended December 31, 2004.

The two primary infusion pumps are syringe pumps and volumetric pumps. The two systems differ on a number of characteristics including size, weight, number of delivery channels, programmability, mechanism of infusion, cost and service. The key difference between syringe pumps and volumetric pumps is the level of control over fluid delivery that each system affords medical staff and patients. Syringe pumps allow for more precise lower cost intravenous fluid delivery.

The Company focuses its efforts primarily on the higher margin syringe pump segment of this market. In the United States, syringe pumps predominantly are used in the pediatric and neonatal ICUs and anesthesia departments because of their ability to deliver precise volumes of fluids. Syringe pumps represent approximately 17% of the U.S. infusion pump hardware market. In Europe, the Company believes that syringe pumps are the standard of care, representing approximately 65% of the European infusion pump hardware market. The Company believes that its syringe pumps offer leading technology and, as a result, provide the most accurate means for fluid and drug delivery to patients. The Company believes that it is the market leader in the syringe pump segment of the domestic infusion pump market, with approximately 39% U.S. market share.

•  Syringe Pumps. The Company produces various models of syringe pumps that are capable of accepting syringes ranging from 1 to 60 milliliters in volume and delivering fluids at precise flow rates ranging from 0.01 milliliters to 1,130.0 milliliters per hour.  This capability to deliver precise amounts of low volume drug doses makes the syringe pump more effective than the volumetric pump for the intravenous and regional infusion of anesthetic agents in the operating room, adult, pediatric and neonatal ICUs. The Company’s PharmGuard medication safety software enables hospitals to comply with the Joint Commission on Accreditation of Healthcare Organizations Patient Safety initiatives and minimize adverse drug events. The PharmGuard software permits entry of drug parameters, including upper and lower limits for dose, rate, bolus, and loading dose information into a drug library.  As the clinician selects a particular drug for infusion, the PharmGuard software ensures accurate delivery parameters and alerts the clinician if a drug limit is exceeded. The Company markets its line of syringe pumps under the Medfusion brand name.

•  Volumetric Pumps. The Company also manufactures and sells volumetric pumps used to administer large fluid volumes ranging from 0.1 milliliters to 999.9 milliliters per hour. The Company has designed a volumetric pump specifically for use in the pediatric and neonatal markets, which it refers to as its “KIDS” model. The Company’s KIDS volumetric pump can be used for the administration of large, as well as small, fluid volumes to children and infants. The Company is currently designing a programmable volumetric pump with enhanced safety features to reduce the possibility of adverse events from drug administration.

•  Infusion Pump Administration Sets. All infusion pumps require the use of disposable administration sets. An administration set consists of a plastic interface and tubing and may have a variety of features such as volume control, pumping segments or cassette pumping systems for more accurate delivery, clamps for flow regulation and multiple ports for injecting medication and delivery of more than one solution. Components such as burettes and filters may also be added for critical drugs or special infusion. The Company produces a full line of single-use disposable fluid administration sets to accompany its infusion pumps and capture the associated recurring net sales.

Fluid and Drug Administration Products.  Fluid and drug administration products consist of a wide variety of single-use disposable stopcocks, adapters, manifolds, connectors, tubing, extension sets, T-connectors, injection adapters, anesthesia sets and needle-free products that facilitate and regulate intravenous delivery of fluids and drugs. These products are primarily the disposables used in our infusion systems for fluid and drug therapies. The Company markets these products in all areas of the critical care market. The Company also supplies a small number of original equipment manufacturer (“OEM”) suppliers in this product line who reach the end-user market via other manufacturers or providers. The Company believes that it has leading market shares for a number of its fluid and drug administration products. The Company’s fluid and drug administration products accounted for approximately $29.7 million, or 8.7%, of its net sales for the year ended December 31, 2004.

Vascular Access.  The Company’s vascular access products consist of catheters that provide the direct entry-point to introduce fluids and drugs intravenously into patients. Single-use disposable PIVCs are the most commonly used catheters. The Company is a leading manufacturer of both conventional and safety PIVCs. The Company’s predominant focus is on the relatively higher priced, higher margin, safety catheter segment of the PIVC market, which currently represents over 90% in terms of dollars and units, of the U.S. PIVC market. The Company believes that it currently has the number two market share position with over 35% market share in terms of dollar and unit volume in the U.S. safety PIVC market. The Company believes that it has the number one market share position outside the United States in safety PIVCs in terms of dollar and unit volume. The Company’s vascular access products accounted for approximately $217.0 million, or 63.7%, of its net sales for the year ended December 31, 2004, with sales of PIVCs accounting for 98.3% of these sales.

The Company also manufactures and markets a complete line of single and multi-lumen central venous catheters (“CVCs”) that are used for longer-term intravenous delivery of fluids and drugs to patients. In addition, it offers percutaneous sheath introducer sets, dialysis catheters, arterial cannulae and related medical device products for use in cardiology and intensive care.

The Company has developed an anti-microbial material that can be molded or extruded into medical products and thereby reduce the likelihood of infections. Infections at the site of the insertion of the catheter are the most common side-effect of catheter use. The Company believes that its anti-microbial material can be used to reduce the likelihood of infection at the PIVC and CVC hub, which is the catheter’s entry point into a patient’s body. The Company currently markets the anti-microbial CVC catheter, AgTive LogiCath, in Europe and is conducting Food and Drug Administration (“FDA”) clinical trials in order to market this product in the United States.

Pressure Monitoring Systems

Invasive pressure monitoring systems include disposable, semi-disposable and reusable pressure transducers that are used to measure blood pressure within the body. Included in our pressure monitoring systems are blood pressure transducers, which sense intravascular pressure and convert it to an electrical signal that is transmitted to a patient monitor. The monitor then processes and graphically displays this data, allowing clinicians to monitor the cardiovascular system. Most blood pressure transducers carry a microchip, which converts the mechanical pressure reading to an electrical signal, in the disposable part of the transducer. The Company was the first company to develop a transducer with the microchip built into the non-disposable transducer mounting plate.

The Company also markets intrauterine pressure (“IUP”) catheters used during high risk labor and delivery situations to monitor and graphically display intrauterine pressure. Its pressure monitoring systems accounted for approximately $32.1 million, or 9.4%, of its net sales for the year ended December 31, 2004.  The Company designs, manufactures and markets a complete line of disposable and reusable pressure infusion bags. Its pressure monitoring product line also includes standard and customized pressure monitoring sets, closed blood sampling kits, and intracranial pressure monitoring devices and accessories. The Company believes that it currently has approximately 4% domestic market share and that it has over 21% European market share in this segment.

Cath Lab Packs and Accessories

Cath lab packs are sterilized pre-packaged trays that are assembled with single-use products selected by the cardiac catheterization and radiology laboratory personnel performing diagnostic and interventional catheterization procedures. The Company’s typical cath lab pack includes various devices used in the catheterization process (such as manifolds, pressure transducers, tubing, syringes and introducing guide wires). It manufactures most of these products and customizes our trays based on each customer’s exact specifications. In Europe, where the Company was the first company to offer cath lab packs over nine years ago, it believes that it is the leading provider of cath lab packs, with approximately 19% market share. Its cath lab packs and accessories accounted for approximately $27.8 million, or 8.1%, of its net sales for the year ended December 31, 2004.

Respiratory Products

The Company entered the respiratory products market with its acquisition of certain assets of IPI in 2002. Respiratory products include medical devices used for oxygen administration, anesthesia and ventilator circuits, drug delivery, unit dose solutions and humidification. While its respiratory products did not account for a material amount of its net sales for the year ended December 31, 2004, the critical care market exhibits attractive growth characteristics for our respiratory products and will help drive our future growth.

Sales, Marketing and Distribution

The Company sells its products, both directly and indirectly, to a diverse group of customers in the healthcare industry. Its primary markets consist of acute care centers, alternate care facilities, and OEM medical companies in North America, Europe and other geographic locations worldwide.  Although the Company markets its products to healthcare professionals, who are the ultimate end users of its products and drive its sales growth, the Company typically sells its products to distributors and OEMs, which then supply its products to the end-user market.  For the year ended December 31, 2004, the Company generated net sales of $340.7 million, of which approximately 33.9% were derived from customers outside North America.

In North American and most European hospitals, the sales process consists of presenting products to medical professionals in various areas of the acute care setting. These areas include anesthesia, neonatal intensive care, adult intensive care, cardiac cath labs, radiology and various alternate care facilities. Once the Company has presented its products, the Company then works to gain clinical support to obtain recommendations for its products from hospital personnel, including personnel in materials management, biomedical departments and pharmacies, who are in a position to make purchasing decisions regarding its products from distributors.

In response to pressures in the United States to control medical costs, hospitals and other potential customers for Company products are increasingly combining their purchasing power through GPOs and IDNs. A GPO is a third-party purchasing organization that negotiates pricing for its member hospitals. GPOs monitor member compliance to ensure minimum purchasing levels from contracted suppliers of approved products. IDNs are groups of hospitals that join together to maximize certain functions, such as purchasing, for the benefit of the group. GPOs and IDNs typically enter into non-exclusive contracts that may last up to several years with a small number of providers of medical products and urge their member hospitals to use these products. Some manufacturers combine products such as fluids, disposable sets and equipment to secure group contracts. Although the level of hospitals’ compliance with the terms of group contracts varies by product, GPO and member hospital, it is significantly easier to sell to a hospital if a group contract is present. The Company has long-standing GPO contracts with some of the largest GPOs in the country, including Premier, Inc., Novation, LLC/VPIA Inc., University Health System Consortium, AmeriNet, Inc., Consorta, Inc. and MedAssets, Inc.

In Europe, unlike the United States, large buying groups are insignificant. A large percentage of its sales are generated from annual contracts resulting from a tender process. In a tender process, an individual hospital or group of hospitals evaluates offers from potential suppliers to be sole providers of certain products for that hospital or group for a specific period of time (typically ranging from one to three years). During that period of time, the hospital will order exclusively from the selected supplier at the specified tender price unless quality, shipping, or other issues arise.

The Company conducts its global sales and marketing efforts through its direct sales network and through independent sales agents in select geographic areas. The Company conducts sales to certain international markets through independent distributors located in the various countries. These sales representatives work with independent hospital supply dealers to whom the Company sells many of its medical devices. In addition, these sales representatives work with dealer sales forces at the hospital level to promote sales of its products. For the year ended December 31, 2004, the Company’s direct global sales accounted for approximately 85.7% of its net sales.

The Company also sells products to other medical device manufacturers, some of which are referred to as original equipment manufacturers (“OEM”s). Its OEM sales are typically made to other medical manufacturers, distributors and providers of cath lab packs who incorporate its products into their product offerings. In addition, the Company customizes existing designs to the OEMs’ specifications. The Company has supply agreements with several OEM customers. Its OEM contracts typically specify delivery and ordering schedules, quality specifications and net price levels. Meeting customer delivery and quality requirements are the most important factors in determining the ability to retain these accounts. OEM sales represented approximately 3.5% of its net sales for the year ended December 31, 2004.

Competition

The market for the Company’s products is highly competitive, and its customers have numerous supply alternatives. Some of its competitors have substantially greater resources than the Company. In addition, its customers are not bound by long-term supply arrangements, so the Company may be unable to shift its production to other products following a loss of customers to its competitors. However, the Company believes that it is able to compete favorably in its various product areas on the basis of product quality, technological superiority and price.

The following table identifies the Company’s principal competitors with respect to its various products:

Selected Products	Selected Competitors

Infusion Systems—Infusion Pumps	Hospira, Inc. (recently spun off from Abbott
Laboratories), Cardinal, Inc. (which recently acquired
ALARIS Medical Systems, Inc.), Baxter
International Inc., B. Braun Melsungen AG and
Fresenius Medical Care Corporation

Infusion Systems—Fluid and Drug	Hospira, Inc., Baxter International Inc., B. Braun
Administration	Melsungen AG, Vygon Corporation and Cardinal, Inc.

Infusion Systems—Vascular	Arrow International, Inc., Becton Dickinson and
Access	Company, B. Braun Melsungen AG, Cook Critical Care,
C.R. Bard, Inc. and Terumo Medical Corporation

Pressure Monitoring Systems	Hospira, Inc., Becton Dickinson and Company and
Edwards Lifesciences Corporation

Cath Lab Packs and Accessories	B. Braun Melsungen AG, Cardinal Health, Inc., DeRoyal
Industries, Inc., Medline Industries, Inc.,
Merit Medical Systems, Inc. and Kimal plc

Respiratory Products	Cardinal Health, Inc. and Teleflex, Inc. (which recently
acquired Hudson Respiratory Care)

Manufacturing and Properties

The Company operates nine manufacturing facilities, located in North America and Europe.  The Company believes its manufacturing facilities are adequate in terms of space, production capacity and suitability for its needs over the next several years.

All of the Company’s products are classified as medical devices subject to regulation by the FDA. As a manufacturer of medical devices, Company manufacturing processes and facilities in the United States are subject to on-site inspection and continuing review by the FDA for compliance with FDA Quality System Regulations. Manufacturing and sales of Company products outside the United States are also subject to foreign regulatory requirements that vary from country to country. The time required to obtain approvals from foreign countries may be longer or shorter than that required for FDA approval, and requirements for foreign approvals may differ from FDA requirements.

The Company has fully automated manufacturing facilities in Connecticut and Italy. In general, its manufacturing facilities have available capacity to accommodate its future manufacturing needs. Its manufacturing strategy is to manufacture products at the highest quality, lowest cost and with timely delivery. The Company also expects to achieve additional manufacturing synergies through future rationalizations of facilities.

Employees

As of December 31, 2004, the Company had over 2,000 employees in manufacturing, research and development, sales, marketing, executive and administrative positions. Of these employees, approximately 350 are subject to some form of collective bargaining agreement. These employees are located at our Latina, Italy and Monterrey, Mexico manufacturing facilities. None of its operations in the United States are subject to collective bargaining agreements. The Company considers its relations with its employees to be good. The Company has never experienced any strikes or work stoppages.

Research and Development

During the years ended December 31, 2004, 2003 and 2002, the Company spent approximately $6.3 million, $2.7 million and $2.5 million, respectively, for research and development. During 2005, the Company expects to spend up to 3.3% of its net sales for research and development. Its research and development programs focus on the development of new products, as well as technological enhancement to existing products and updated designs. For example, the Company is studying the feasibility of applying its patented anti-microbial materials to its PIVCs. The Company continually seeks to develop new technologies to improve the durability, performance and utility of its existing products. In addition to its own research and development activities, the Company receives new product and technology disclosures, especially in procedure-specific areas, from surgeons, inventors and operating room personnel. The Company seeks to obtain the rights to disclosures that it deems promising from a clinical and commercial perspective by negotiating agreements, which typically compensate the originator of the idea.

Patents, Trademarks and Proprietary Rights

The Company relies, in part, on patented and other proprietary technology. It typically seeks to obtain patent protection for significant inventions. The Company currently holds a substantial number of patents, including patents in foreign jurisdictions. In addition, it has several patents pending in the United States and numerous patents pending in foreign jurisdictions.

The products and technology that the Company currently licenses accounted for approximately 45.1% of its net sales for the year ended December 31, 2004. For the year ended December 31, 2004, approximately $1.9 million in royalties were due pursuant to the terms of these license agreements. These license agreements include its license for the technology used in its Protectiv PIVCs, which accounted for approximately 37.1% of its net sales for the year ended December 31, 2004. Under the terms of the Protectiv license agreement, the Company pays annual royalties in an amount equal to 1.75% of worldwide net sales of Protectiv PIVCs. This license agreement terminates upon the expiration of the patents underlying the licensed technology, which expire in 2014. The Company has also licensed rights under many U.S. patents and corresponding foreign patents covering a wide range of our products, both on an exclusive and non-exclusive basis. In addition, certain patents are currently licensed to third parties on a non-exclusive basis. The Company sells its products under a variety of trademarks, some of which it considers to be of sufficient importance to warrant registration in the United States and various foreign countries in which it does business. The Company also relies on trade secrets, unpatented know-how and continuing technological advancement to maintain its competitive position. The Company cannot assure you that the measures it uses to protect its trade secrets and know-how will prevent their unauthorized disclosure or use or others may not independently develop similar trade secrets or know-how or obtain access to its trade secrets, know-how or proprietary technology.

Raw Materials

The primary raw materials used in the production of the Company’s products include thermoplastic resins, plastic tubing, paper, plastic and Tyvek packaging materials and electronic components. The Company obtains the majority of its raw materials from multiple suppliers, and has substitute materials readily available. It purchases resins from Bayer Polymers LLC, The Geon Company, Dow Plastics Medical Group and General Electric Company, with most supply moving through distributors such as PolyOne Distribution Corporation and The General Polymers Division of Ashland Distribution Company. Although recent polycarbonate shortages were highly publicized, the Company was not materially impacted and has not experienced any shortages or significant delivery delays. The Company uses polycarbonate in the manufacture of certain plastic components used in its medical devices. The resins it uses are typically in pellet or powder form and are usually purchased on a spot market basis or under short-term pricing contracts. The Company establishes blanket supply contracts regarding its pricing standards (no minimum quantities) wherever possible to lock pricing based on volume.

As prices increase for raw materials, the Company seeks to pass such price increases through to its customers, although a lag period often exists.

Backlog

Demand for its primary product lines is relatively constant throughout the year and seasonal fluctuations in marketing, production, shipments and inventories are not significant.  Backlogs are not a significant factor in the industry and the Company does not have a significant backlog.

Environmental Matters

Compliance with environmental laws and regulations designed to regulate the discharge of materials into the environment or otherwise protect the environment requires continuing management effort and expenditure by the Company. Some of the property owned and leased by the Company, including those acquired in the acquisition of the Jelco business, have historical industrial uses that are unrelated to the current site uses. The Company’s Southington, Connecticut facility, acquired in the Jelco acquisition, is the subject of an ongoing investigation with respect to on-site contamination. Remediation plans with respect to such contamination are being developed. Although the Company presently cannot predict the final outcome of this investigation or estimate the cost of any remediation, Ethicon has agreed to undertake, and bear any costs related to, such investigation and remediation. The Company does not believe that the operating costs incurred in the ordinary course of business to satisfy air and other permit requirements, properly dispose of hazardous materials and otherwise comply with these laws and regulations form or are reasonably likely to form a material component of its operating costs, nor does the Company believe such costs have or are reasonably likely to have a material adverse effect on its competitive or consolidated financial positions.

Regulatory Matters

The Company’s products are classified as medical devices subject to regulation by the FDA. New products and certain changes to existing products generally require FDA clearance under a procedure known as premarket notification 510(k). A premarket notification 510(k) clearance indicates FDA agreement with an applicant’s determination that the product for which clearance has been sought is substantially equivalent to another medical device that was on the market prior to 1976 or that has received premarket notification 510(k) clearance. Some products were legally on the market prior to May 1976 and are therefore considered pre-amendment devices requiring no 510(k) clearance. The Company’s products generally are either Class I or Class II products with the FDA, meaning that its products must meet certain FDA standards and controls and are subject to the premarket notification requirements discussed above. Later discovery of previously unknown problems may result in restrictions on a product’s marketing, recall or withdrawal of the product from the market.

The Company has quality control/regulatory compliance groups that are tasked with monitoring compliance with design specifications and relevant government regulations for all of its products. The Company and substantially all of its products are subject to the provisions of the Federal Food, Drug and Cosmetic Act of 1938, as amended by the Medical Device Amendments of 1976, the Safe Medical Device Act of 1990, as amended in 1992, the Medical Device User Fee and Modernization Act of 2002, and similar foreign regulations. In addition, certain of its products are indirectly subject to the Needlestick Safety Act of 2001.

In April 2001, Congress passed the Needlestick Safety and Prevention Act. This act strengthened the requirements for the use of safety-engineered sharp devices, including PIVCs. The Needlestick Safety and Prevention Act requires employers to implement the use of safety medical devices designed to eliminate or minimize occupational exposure to blood borne pathogens through needle stick or other injuries. Under the Needlestick Safety and Prevention Act, healthcare facilities must (1) review and update exposure control plans to reflect technological advances, (2) maintain a sharp injury log in areas where sharp devices are used, noting the type and brand of device used and (3) seek input on engineering and work practice controls from the affected healthcare workers.

As a manufacturer of medical devices, our manufacturing processes and facilities are subject to periodic on-site inspections and continuing review by the FDA to ensure compliance with the Quality System Regulations as specified in Title 21, Code of Federal Regulation (“CFR”) part 820. Many of the Company’s products are subject to industry-set standards. Industry standards relating to its products are generally formulated by committees of the Association for the Advancement of Medical Instrumentation (“AAMI”), International Organization for Standardization (“ISO”), International Electrotechnical Commission (“IEC”), American National Standards Institute (“ANSI”) or Institute of Electrical and Electronic Engineers (“IEEE”). The Company believes that its products presently meet applicable standards. The Company markets its products in a number of foreign markets. Requirements pertaining to its products vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. The Company believes that its products currently meet applicable standards for the countries in which they are marketed.

The Company is subject to product recall and has made product recalls in the past. No recall has had a material effect on its financial condition, but there can be no assurance regulatory issues may not have a material adverse effect in the future.

Failure to comply with applicable governmental regulations might result in penalties, including fines, recalls or seizure of product, total or partial suspension of production, refusal or delay in product approvals or clearances, increased quality control costs, or criminal prosecution.

Any change in existing federal, state or foreign laws or regulations, or in the interpretation or enforcement thereof, or the promulgation of any additional laws or regulations could have an adverse effect on the Company’s financial condition or results of operations.

An event that has a material impact on the Company’s foreign operations may materially adversely affect its operations as a whole.  The business, regulatory and political environments in many of the countries where it has operations differ from those in the United States and its foreign operations are exposed to a number of inherent risks, including, but not limited to, changes in international trade laws, changes in local labor laws and regulations, labor disruptions, longer payment cycles, trade barriers and political instability.

Anti-Kickback Laws

Several types of state and federal laws have been applied to restrict certain marketing practices in the medical device industry in recent years. These include federal and state anti-kickback statutes. The federal health care program anti-kickback statute prohibits persons from knowingly and willfully offering, paying, soliciting, or receiving remuneration in return for referrals or in return for purchasing, leasing, ordering, or arranging for or recommending purchasing, leasing or ordering any service or item payable under Medicare, Medicaid, or certain other federally funded health care programs. These provisions have been broadly interpreted to apply to certain relationships between manufacturers, purchasers of manufacturers’ products, and parties in a position to refer or recommend purchases. Under current law, federal courts and the Office of Inspector General of the United States Department of Health and Human Services have stated that the statute may be violated if one purpose (as opposed to a primary or sole purpose) of remuneration is to induce prohibited purchases, recommendations, or referrals.

There are a number of statutory exceptions and regulatory safe harbors under the federal anti-kickback statute, including those for properly disclosed reductions in price, payments to bona fide employees, payments to group purchasing organizations, compensation under personal services contracts, and warranties. Although a failure to satisfy all of the criteria for a particular safe harbor does not necessarily mean that an arrangement is unlawful, practices that involve remuneration intended to induce purchases or recommendations may be subject to government scrutiny if they do not qualify for a safe harbor.

The majority of states also have statutes or regulations similar to the federal health care program anti-kickback statute. Certain of these laws do not have exemptions or safe harbors. Moreover, in several states, these laws apply regardless of whether payment for the services in question may be made under Medicaid or state health programs. Sanctions under these federal and state laws may include civil money penalties, license suspension or revocation, exclusion of medical product companies, providers, or practitioners from participation in federal or state health care programs, and criminal fines or imprisonment. The Company’s practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability. Because of the breadth of these statutes, it is possible that some of its business activities could be subject to challenge under one or more of such laws. Such a challenge could have a material adverse effect on the Company’s business and financial condition.

Third-Party Reimbursement

The Company’s products typically are purchased by hospitals which bill various third-party payors, such as governmental programs and private insurance plans, for the healthcare services provided to their patients. Third-party payors carefully review and increasingly challenge the prices charged for medical products and services. Reimbursement rates from private companies vary depending on the procedure performed, the third-party payor, the patient’s insurance plan, and other factors. Medicare reimburses hospitals a prospectively determined fixed amount for the costs associated with an in-patient hospitalization based on the patient’s discharge diagnosis, and reimburses physicians a prospectively determined fixed amount based on the procedure performed, regardless of the actual costs incurred by the hospital or physician in furnishing the care and unrelated to the specific devices used in that procedure.

Medicare and other third-party payors are increasingly scrutinizing whether to cover new products and the level of reimbursement for covered products. A new product may face limited demand unless private and governmental third-party payors cover its cost. Even if these payors cover a new product’s cost, the reimbursement level may not be sufficient to facilitate consumer interest. In addition, current reimbursement amounts may be decreased in the future and future legislation, regulations, or reimbursement policies of third-party payors could have a material adverse affect on demand for the Company’s products or its ability to sell products on a profitable basis, particularly if its system is more expensive than competing products or procedures. If third-party payor coverage or reimbursement is unavailable or inadequate, the Company’s business, financial condition, and results of operations could be materially adversely affected.

Geographic Area Financial Information

For financial information regarding the geographic areas in which the Company operates, see Note 14, “Business Segments” to the Consolidated Financial Statements.

Available Information

The Company’s website address is www.medex.com. Through a link on the Investors and Press section of its website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a), 15(d) or 16 of the Exchange Act. The information on the Company’s website is not part of this report and is included as an inactive textual reference only.

You may read and copy any of the Company’s filings with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549.  You may obtain information on the operation of the Public Conference Room by calling the SEC at 1-800-SEC0330.  The SEC also maintains an Internet site for issuers that make filings with the SEC electronically at http://www.sec.gov.

ITEM 2. PROPERTIES

The Company believes that its properties are properly maintained, suitable for their respective operations and provide sufficient capacity to meet reasonably foreseeable production requirements.  The Company owns or leases the following properties which are material to its operations:

	Size (in
Location	sq. ft.)	Purpose	Status
United States
Carlsbad, California	24,827	Global headquarters	Leased
Dublin, Ohio	162,848	Shared services, manufacturing, distribution, research and development	Owned
Southington, Connecticut	134,208	Manufacturing, research and development	Owned
Duluth, Georgia	44,200	Manufacturing, distribution, pump services, research and development	Leased
Chicago, Illinois	40,419	Manufacturing and distribution	Leased

Europe
Latina, Italy	88,400	Manufacturing, sales and marketing	Owned
Fraureuth, Germany	46,234	Manufacturing, distribution, research and development	Leased
Mainz, Germany	26,551	Sales, distribution and administrative	Leased
Rossendale, England	80,490	Manufacturing, distribution and administrative	Owned
Cumbernauld, Scotland	17,147	Manufacturing and distribution	Leased
Dusseldorf, Germany	9,738	European headquarters	Leased
Nantes, France	9,727	Sales, distribution and administrative	Leased

Central America and Mexico
Monterrey, Mexico	114,237	Manufacturing	Owned

The Company also leases sales offices in Brazil, Japan, Portugal, Spain and Switzerland.

ITEM 3. LEGAL PROCEEDINGS

The Company or its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of its respective operations, including product liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. The Company or its subsidiaries are vigorously defending against such lawsuits and other claims. While any action, proceeding or claim contains an element of uncertainty, management does not believe that the outcome of ongoing actions, proceedings or claims will have a material adverse effect on its business, financial condition or results of operations (see Note 3 to Item 8, “Financial Statements and Supplementary Data”).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2004, the Company entered into an Agreement and Plan of Merger among the Company, Smiths Medical Holdco Limited, Forest Acquisition Corp., principal stockholders of the Company and OEP MedVest LLC, as representative of the Company’s stockholders (the “Agreement”).  The Agreement was approved by stockholders holding a majority of the issued and outstanding common stock of the Company on December 3, 2004 by written consent.  On December 22, 2004, an Information Statement, which set forth the dissenters’ rights under Ohio law, and a Consent, Release and Stockholder Representative Agreement (the “Consent”) were distributed to all stockholders and option holders of the Company.  Each such stockholder and option holder has duly executed the Consent, and thereby consented to the adoption of the Agreement and the approval of the transactions contemplated by the Agreement.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information

There is no established trading market for the Company’s common stock.

(b)  Holders

As of March 10, 2005, there were 14 holders of the Company’s common stock.

(c)  Dividends

The Company has not paid cash dividends on its common stock and does not intend to pay dividends in the foreseeable future.  The Company’s ability to pay dividends is restricted by certain restrictive provisions in the Company’s revolving credit facility.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources — Financing Matters.”

(d)  Securities Authorized for Issuance under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The Company derived the annual MedVest historical information from the audited consolidated financial statements of MedVest as of and for the years ended December 31, 2004, December 31, 2003, December 31, 2002 and as of December 31, 2001 for the period from February 9, 2001 (the date on which MedVest operations commenced) through December 31, 2001. Information was also derived from the unaudited financial statements of the predecessor entity that existed before the management buyout for the period from January 1, 2001 through February 8, 2001. The management buyout is described in more detail in Item 1, “Business.” The results presented for the year ended December 31, 2003 include results of the Jelco business from May 21, 2003 through December 31, 2003. The information is only a summary and should be read in conjunction with Item 8 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report. The historical results included below and elsewhere in this document are not indicative of the future performance of the Company.

						Predecessor(1)
				Period from		Period from
				February 9,		January 1,
	Year Ended	Year Ended	Year Ended	2001 to	Year Ended	2001 to
	December 3,	December 3,	December 3,	December 3,	December 3,	February 8,
	2004	2003	2002	2001	2001(2)	2001(2)
(Dollars in thousands)

Statement of operations data:
Net sales	$340,732	$219,110	$100,757	$80,981	$90,865	$9,884
Cost of goods sold	157,063	124,568	59,004	50,026	55,954	5,928
Gross margin	183,669	94,542	41,753	30,955	34,911	3,956
Selling, general and administrative expenses	109,356	76,072	33,389	24,890	27,965	3,075
Loss from operations of abandoned facility	121	2,132	59	—	—	—
Operating earnings	74,192	16,338	8,305	6,065	6,946	881

Interest expense (income), net	24,676	20,240	7,159	4,581	4,436	(145)
Loss on early extinguishment of long-term debt	—	3,727	2,549	396	396	—
Other (income) expense	387	(703)	(555)	(236)	(293)	(57)

Income (loss) before income taxes	49,129	(6,926)	(848)	1,324	2,407	1,083
Income tax expense	4,231	460	848	1,158	1,433	275
Net income (loss)	$44,898	$(7,386)	$(1,696)	$166	$974	$808

Balance sheet data (at period end):
Cash and cash equivalents	$50,063	$23,860	$1,282	$1,252	$1,252	n/a
Total assets	527,287	474,184	71,538	64,273	64,273	n/a
Total long-term debt	328,050	329,350	61,300	33,131	33,131	n/a
Redeemable warrants	—	—	—	5,355	5,355	n/a
Shareholders’ equity (deficit)	141,266	90,523	(3,660)	(970)	(970)	n/a
Other financial data and ratios:
Gross margin	53.9%	43.1%	41.4%	38.2%	38.4%	40.0%

Depreciation and amortization	$24,972	$15,951	$3,653	$4,034	$4,814	$780
Capital expenditures	11,141	10,981	3,173	3,375	3,766	391
Cash provided by (used in):
Operating activities	40,673	23,957	2,477	9,852	9,852	n/a	(5)
Investing activities	(10,095)	(352,680)	(3,025)	(3,550)	(3,550)	n/a	(5)
Financing activities	(1,300)	352,690	448	(7,357)	(7,357)	n/a	(5)
EBITDA(3)	98,777	32,992	12,513	10,335	12,053	1,718
Ratio of earnings to fixed charges(4)	2.99	0.66	0.88	1.29	n/a	n/a

(1)                                  The predecessor’s former parent company and the predecessor were purchased on October 27, 1999 by Saint-Gobain. Saint-Gobain elected not to allocate any purchase price to the predecessor; accordingly, the financial statements of the predecessor are presented on a historical basis. Both the predecessor’s former parent company and Saint-Gobain charged certain general and administrative support services to the predecessor. In the opinion of management, these charges have been determined on a reasonable basis and reflect the expenses of the predecessor as operated by the parent. However, the charges for the support services were not necessarily indicative of the level of expenses that might have been incurred had the predecessor been operating as a stand-alone entity.

(2)                                  The information provided in the period from January 1, 2001 to February 8, 2001 and the year ended December 31, 2001 may not be Generally Accepted Accounting Principles (“GAAP”) financial information derived from the Company’s internal records. This information has been included to provide more meaningful and comparable information to the readers of this report and is not intended to provide a GAAP measure of operations.

(3)                                  EBITDA is defined as net income (loss) before depreciation and amortization, income taxes, and interest expense (including loss on extinguishment of debt). The table below includes reconciliation from net income to EBITDA. This data should not be considered as an alternative to any measure of performance or liquidity as promulgated under generally accepted accounting principles (such as cash provided by/used in operating, investing and financing activities), nor should this data be considered as an indicator of our overall financial performance. Also, the EBITDA definition used by us may not be comparable to similarly titled measures reported by other companies.

                                                Reconciliation of net income to EBITDA:

						Predecessor
				Period from		Period from
				February 9,		January 1,
	Year Ended	Year Ended	Year Ended	2001 to	Year Ended	2001 to
	December 3,	December 3,	December 3,	December 3,	December 3,	February 8,
	2004	2003	2002	2001	2001	2001
(Dollars in thousands)

Income (loss) before taxes	$49,129	$(6,926)	$(848)	$1,324	$2,407	$1,083
Interest expense (income), net	24,676	20,240	7,159	4,581	4,436	(145)
Loss on extinguishment of debt	—	3,727	2,549	396	396	—
Depreciation and amortization	24,972	15,951	3,653	4,034	4,814	780
EBITDA	$98,777	$32,992	$12,513	$10,335	$12,053	$1,718

(4)                                  For purposes of calculating the ratio of earnings to fixed charges, earnings include income (loss) before taxes plus fixed charges. Fixed charges consist of interest expenses.

(5)                                  Cash provided by (used in) operating activities, investing activities and financing activities for the period from January 1, 2001 to February 8, 2001 could not be derived from the unaudited predecessor financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations is based on MedVest’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires its management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. On an ongoing basis, the Company’s management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. If actual amounts are ultimately different from previous estimates, the revisions are included in our results for the period in which the actual amounts become known. Historically, the aggregate differences, if any, between its estimates and actual amounts in any year have not had a significant impact on the Company’s consolidated financial statements. The following discussion should be read together with “Selected Historical Financial Data,” and its consolidated financial statements and the related notes included elsewhere in this prospectus. MedVest’s fiscal year ends December 31.

Overview

The Company manufactures and markets a broad range of critical care medical products. Its products are used primarily in acute care settings for a variety of both diagnostic and therapeutic procedures. The Company’s focus is on products for: anesthesia departments; operating rooms; adult, pediatric and neonatal intensive care units; catheterization and radiology laboratories; and respiratory departments. The acquisition of the Jelco business on May 21, 2003 allowed us to offer customers a complete fluid and drug infusion system comprised of infusion pumps, fluid and drug administration products, and central venous and peripheral intravenous catheters, all of which function together to safely deliver measured doses of fluids and drugs into a patient’s vascular system. The Company also manufactures and markets invasive pressure monitoring systems, cath lab packs and accessories and respiratory products.

The Company’s net sales, which it records in one reportable segment, are derived primarily from sales of infusion systems, pressure monitoring systems, cath lab packs and accessories, and respiratory products, which comprised 80.3%, 9.4%, 8.1% and 2.2% of the Company’s net sales, respectively, for the year ended December 31, 2004. The mix of net sales has changed over the past few years, primarily due to the acquisition of Jelco, which expanded the Company’s sales of PIVCs. Approximately 57.3% and 26.3% of its net sales for the year ended December 31, 2004 were into U.S. and European markets, respectively. Approximately 16.4% of its net sales for the year ended December 31, 2004 were from sales into Canada, Asia and Latin America. The geographic distribution of the Company’s net sales has shifted to more domestic sales due to increased sales in North America of PIVCs as a result of the Jelco acquisition in May 2003. In addition, syringe pump sales have contributed to the increase in North American sales.  Rest of world sales have also increased as a percentage of net sales, primarily due to direct sales operations in Canada, Japan and Brazil.  The Company’s international net sales are sensitive to the risks associated with its international operations, as their contribution to its net sales has increased. The risks include adverse fluctuations in exchange rates and additional regulatory requirements, each of which could affect the Company’s business and results of operations in the future.

The Company sells its products, both directly and indirectly, to a diverse group of customers in the healthcare industry. Its primary markets consist of acute care centers, alternate care facilities, and OEM medical devices companies in North America, Europe and other geographic locations worldwide. Although the Company markets its products to healthcare professionals, who are the ultimate end users of its products and drive its sales growth, in the U.S. the Company typically sells its products to distributors and OEMs, which then supply its products to the end-user market.

In response to the pressures in the United States to control medical costs, hospitals and other potential customers for the Company’s products are increasingly combining their purchasing power through GPOs and IDNs. A GPO is a third-party purchasing organization that negotiates pricing for its member hospitals. GPOs monitor member compliance to ensure minimum purchasing levels from contracted suppliers of approved products. IDNs are groups of hospitals that join together to maximize certain functions, such as purchasing, for the benefit of the group. Although the level of compliance varies by product, GPO and member hospital, it is significantly easier to sell to a hospital if a group contract is present. The Company has long-standing GPO contracts with the largest GPOs in the country, including Premier, Inc., Novation, LLC/VPIA Inc. and the University Health System Consortium, AmeriNet, Inc., Consorta, Inc. and MedAssets, Inc.

The Company also sells products to other medical device manufacturers on an OEM basis. Its OEM sales are typically made to other medical manufacturers, distributors and providers of cath lab packs who incorporate its products into their product offerings. In addition, the Company customize existing designs to the OEM’s specifications. The Company has supply agreements with several OEM customers. Its OEM contracts typically specify delivery and ordering schedules, quality specifications and net price levels. Meeting customer delivery and quality requirements are the most important factors in determining the ability to retain these accounts.

The Company prices its products competitively, and its product prices have remained relatively stable.

Increases in the Company’s international net sales over the last three years have been driven in part by the Jelco acquisition and the strengthening of the euro and British pound against the U.S. dollar. In periods in which the euro or British pound strengthens against the U.S. dollar, its international net sales increase because the Company’s euro or British pound denominated net sales will translate into a greater number of U.S. dollars. Conversely, in periods in which the euro or British pound weakens against the U.S. dollar, its international net sales decrease because its euro or British pound denominated net sales will translate into fewer U.S. dollars.

The Company’s growth will depend, in part, on its ability to continue to provide its customers with systems solutions, expand into the alternate care market, leverage its GPO and IDN relationships, and introduce new products. In addition, the Company intends to expand its direct sales presence into new markets, as well as increase its sales coverage in existing markets.

Since the Jelco acquisition, the Company’s profitability improved due to higher margin sales related to the PIVCs. For the year ended December 31, 2004, the Company saw gross margins increase to 53.9%, compared to 43.1% for the year ended December 31, 2003. A decrease in the Company’s selling, general and administrative costs as a percentage of its net sales has contributed to the Company’s improved profitability, as the Company has successfully integrated the Jelco acquisition.

The Company’s management reviews and analyzes several key performance indicators in order to manage its business and assess the quality of and potential variability of its earnings and cash flows. These key performance indicators include:

•  net sales, which are an indicator of the Company’s overall business growth;

•  gross margin, which is an indicator of both its product mix, general pricing and competitive pressures, and the Company’s cost of its products;

•  operating expenses as a percentage of revenue, which is an indicator of the efficiency of the Company’s business and its ability to manage its business to budget; and

•  collection of receivables, which is an indicator of the Company’s success in collecting the revenue from its sales and is used by management to plan its cash needs and establish proper reserves.

The Jelco Acquisition

On May 21, 2003, the Company acquired the Jelco business from Ethicon for $340.0 million, which it funded with proceeds from Medex’s offering of $200.0 million in aggregate principal amount of 8 7 / 8 % senior subordinated notes, from borrowings under the Company’s credit facility and from the proceeds of an equity investment by an affiliate of One Equity Partners. Through this acquisition, the Company acquired Jelco’s worldwide assets and certain of its affiliates, as well as liabilities arising upon or after the closing of the acquisition. In December 2003, the Company recorded $1.9 million in employee separation costs related to the reorganization of the Jelco business. To facilitate smooth client transition, it entered into a transition services agreement under which Ethicon and certain of its affiliates provided the Company with customary post-closing services such as distribution, customer service, credit and collections, systems support and various other functions at mutually agreed upon costs. The Company has completely transitioned all operations under the transition services agreement worldwide.  The Company has entered into separate distributor agreements with Ethicon to provide distribution services in certain foreign countries.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales.  Net sales increased by $121.6 million, or 55.5%, to $340.7 million in 2004 compared to $219.1 million in 2003. The following table summarizes the Company’s sales into each geographic market for the years ended December 31, 2004 and December 31, 2003 (in millions):

	December 31,	December 31,	Increase/	Percent
	2004	2003	(Decrease)	Change
Net Sales
United States	$195.3	$125.5	$69.8	55.6%
Europe	89.6	65.5	24.1	36.8%
Rest of world	55.8	28.1	27.7	98.6%
Total	$340.7	$219.1	$121.6

Sales into the United States (“U.S.”) market increased by $69.8 million, or 55.6%, to $195.3 million in 2004 compared to $125.5 million in 2003.  The increase was primarily attributed to favorable catheter sales of $52.9 million as a result of the Jelco acquisition in May 2003.  Also contributing to the  increase in U.S. sales was increased catheter volume of approximately $3.0 million, stronger syringe pump sales of $9.2 million and favorable disposable sales of $4.9 million.  Driving the increased volume in the U.S. is increased penetration into the hospital and alternate care markets as a result of the larger sales force following the Jelco acquisition and the Company’s ability to sell a complete infusion system.

European net sales increased by $24.1 million, or 36.8%, to $89.6 million in 2004 compared to $65.5 million in 2003.  The increase was primarily attributed to favorable catheter sales of $16.1 million as a result of the Jelco acquisition and favorable currency impact of $8.4 million partially offset by slightly lower disposable volume of approximately $0.4 million.

The Company defines rest of world sales as product sold into markets outside the U.S. and Europe.  Rest of world sales increased $27.7 million, or 98.6%, to $55.8 million in 2004 compared to $28.1 million in 2003.  The increase was primarily attributed to favorable catheter sales as a result of the Jelco acquisition of $18.8 million.  In addition, the Company had higher rest of world sales as a result of changing the distribution system in these areas from Johnson & Johnson (“J&J”) affiliates under the transition services agreement (“TSA”) to either direct sales operations or full service third party distributors.  The change in distribution system resulted in increased sales pricing as Medex realized market pricing versus the price Medex was attaining in 2003 through J&J affiliates under the terms of the TSA agreement.  The improvement due to increased sales prices represents approximately $7.3 million of the sales increase, with the remaining growth being attributed to currency gains of $1.1 million and unit volume growth.

Cost of Goods Sold and Gross Margin.  Cost of goods sold increased $32.5 million, or 26.1%, to $157.1 million in 2004 compared to $124.6 million in 2003.  Gross margin in 2004 increased $89.2 million, or 94.3%, to $183.7 million from $94.5 million in 2003.  Gross margin as a percentage of net sales increased to 53.9% in 2004 from 43.1% in 2003.  The increase in gross margin as a percentage of net sales is primarily the result of higher margin sales related to the newly acquired Jelco business.  Also contributing to the increased margins were increased production volume driven by higher sales, favorable product mix of peripheral catheters and syringe pumps and one time charges of $5.9 million or 2.7% of sales incurred in 2003 related to the write-up of the Jelco inventory.  No such charges to cost of sales were recorded in 2004.  Gross margin was also impacted by increased sales pricing as a result of changing rest of the world distribution system as noted for net sales.  It is estimated that the change in distribution outlets generated approximately $7.3 million of incremental margin versus the prior year.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $33.3 million, or 43.8%, to $109.4 million in 2004 compared to $76.1 million in 2003.  Selling, general and administrative expenses as a percentage of net sales decreased to 32.1% in 2004 compared to 34.7% in 2003.  Operating expenses have increased primarily due to having a larger infrastructure for the whole year due to the Jelco acquisition.  Operating expenses as a percentage of sales decreased as a result of management recording one time adjustments for the Jelco acquisition of $8.4 million, or 3.8% of sales in 2003.  These one time adjustments were primarily related to an inventory write-up and termination of the Company’s employee stock ownership plan due to the Jelco acquisition.  No such charges to cost of sales were recorded in 2004.  Furthermore, in conjunction with the acquisition, Johnson and Johnson charged the Company for transition services related to distribution, customer service, credit and collections, systems support and various other functions.  Throughout 2004, the TSA agreements were terminating, creating cost reductions.  Partially offsetting these cost reductions was the build of infrastructure to support the existing business in marketing, sales, information systems and finance, as well as increased investment in the future with a build in the research and development function.

Depreciation and Amortization.  Depreciation and amortization expenses increased $9.0 million, or 56.6%, to $25.0 million in 2004 compared to $16.0 million in 2003.  The increase in depreciation and amortization is primarily due to the depreciation on acquired Jelco facilities and equipment, as well as amortization of patents and manufacturing technology attributed to the acquisition for a full year compared to seven months in 2003.

Interest Expense.  Interest expense increased by $0.7 million, or 3.0%, to $24.7 million in 2004 compared to $24.0 million in 2003.  Outstanding borrowings under various long-term obligations decreased to approximately $328.1 million at December 31, 2004 compared to approximately $329.4 million at December 31, 2003.  For further information regarding the Company’s external indebtedness, see Note 7 of Item 8 of the Annual Report, “Financial Statements and Supplementary Data”.

Income Taxes.  Income tax expense increased $3.7 million to $4.2 million in 2004 compared to $0.5 million in 2003.  The change is attributable to the significant increase in the profitability of the Company’s operations as a result of the Jelco acquisition.   The 2004 tax expense differs from the federal statutory rate of 35% due primarily to the reduction in the valuation allowance previously maintained on deferred tax assets.  The valuation allowance was reduced as net operating losses were utilized during the year and the Company expects to generate sufficient income in future years to utilize all of the domestic losses and most of the foreign losses.

Net Income (Loss).  The Company recorded net income of $44.9 million in 2004 compared to a net loss of $7.4 million in 2003.  The increase was primarily due to the acquisition of the Jelco business and reduced integration expenses for the year ended December 31, 2004.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales.  Net sales increased by $118.3 million, or 117.5%, to $219.1 million in 2003 compared to $100.8 million in 2002.  The following table summarizes the Company’s sales into each geographic market for the years ended December 31, 2003 and December 31, 2002 (in millions):

	December 31,	December 31,	Increase/	Percent
	2003	2002	(Decrease)	Change
Net Sales
United States	$125.5	$53.1	$72.4	136.3%
Europe	65.5	40.7	24.8	60.9%
Rest of world	28.1	7.0	21.1	301.4%
Total	$219.1	$100.8	$118.3

Sales into the U.S. market increased by $72.4 million, or 136.3%, to $125.5 million in 2003 compared to $53.1 million in 2002.  The increase was primarily attributed to favorable catheter sales of $77.3 million from the Jelco acquisition.  Partially offsetting the catheter sales was a decrease of $4.9 million related to a loss in market share for the Company’s large volume pump disposable products, as well as a decrease in U.S. sales due to timing of syringe pump orders.

European net sales increased by $24.8 million, or 60.9%, to $65.5 million in 2003 compared to $40.7 million in 2002.  Similar to the U.S. market, the increase in European sales was due primarily to favorable catheter sales of $19.9 million related to the Jelco acquisition.  In addition, favorable foreign exchange translation rates increased pre-acquisition sales by approximately $6.4 million.

The Company defines rest of world sales as product sold into markets outside the U.S. and direct European countries.  Rest of world sales increased $21.1 million, or 301.4%, to $28.1 million in 2003 compared to $7.0 million in 2002.  Again, the increase was primarily due to increased catheter sales of $17.6 million related to the Jelco acquisition.  Strong export sales of the Company’s disposable products also contributed to the increased sales.

Cost of Goods Sold and Gross Margin.  Cost of goods sold increased $65.6 million, or 111.2%, to $124.6 million in 2003 compared to $59.0 million in 2002.  Gross margin in 2003 increased $52.7 million, or 126.4%, to $94.5 million from $41.8 million in 2002.  Gross margin as a percentage of net sales increased to 43.1% in 2003 from 41.4% in 2002.  The increase in gross margin as a percentage of net sales is primarily the result of higher margin sales related to the newly acquired Jelco business. Partially offsetting this increase is the purchase accounting adjustment of $5.9 million, or 2.7% of sales, related to the Jelco inventory write-up.

Selling, General, and Administrative Expenses.  Selling, general, and administrative expenses increased $42.7 million, or 127.8%, to $76.1 million in 2003 compared to $33.4 million in 2002.  Selling, general and administrative expenses as a percentage of net sales increased to 34.7% in 2003 compared to 33.1% in 2002.  The increase in selling, general and administrative expenses is primarily due to increased costs related to the newly acquired Jelco business. In addition, management recorded accounting adjustments for the Jelco acquisition of $8.4 million, or 3.8% of sales related to management retention and non-compete bonuses and compensation expense for payoff of foreign ESOP plans. Furthermore, in conjunction with the acquisition Johnson and Johnson charged the Company for transition services related to distribution, customer service, credit and collections, systems support and various other functions. Such expenses were $9.3 million in 2003.

Depreciation and Amortization.  Depreciation and amortization expenses increased $12.3 million, or 336.7%, to $16.0 million in 2003 compared to $3.7 million in 2002.  The increase in depreciation and amortization is primarily due to the depreciation on acquired Jelco facilities and equipment, as well as amortization of patents and manufacturing technology attributed to the acquisition.

Interest Expense.  Interest expense increased by $14.3 million, or 146.9%, to $24.0 million in 2003 compared to $9.7 million in 2002.  Outstanding borrowings under various long-term obligations increased to approximately $329.4 million at December 31, 2003 compared to approximately $61.3 million at December 31, 2002.  The increase in both interest expense and outstanding borrowings is a result of financing necessary for the Jelco acquisition on May 21, 2003. For further information regarding the Company’s external indebtedness, see Note 7 of the Company’s consolidated financial statements.

Income Taxes.  Income tax expense decreased $0.4 million to $0.5 million in 2003 compared to $0.9 million in 2002.  The decrease was primarily due to lower taxable income in foreign jurisdictions.

Net Loss.  The Company recorded a net loss of $7.4 million in 2003 compared to a net loss of $1.7 million in 2002.  The increased loss was primarily due to increased interest expense as a result of the Jelco acquisition.

Liquidity and Capital Resources

General.  The Company has historically financed its capital and working capital requirements through a combination of cash flows from operations and various borrowings.  Traditionally cash generated by operations and existing cash and cash equivalents, together with availability under the Company’s revolving credit facility, has been sufficient to meet working capital requirements, service debt and finance capital expenditures for the foreseeable future.  As a result of the closing of the Smiths transaction on March 21, 2005, the Company’s revolving credit facility has been repaid and a tender offer for the Company’s outstanding Notes has commenced.

Cash Provided by Operating Activities.  Cash flows provided by operations were $40.7 million in 2004 compared to $24.0 million in 2003.  The $16.7 million increase in cash flows was primarily attributable to increased net income of $47.2 million.  This increase was partially offset by increases in accounts receivable and inventories of $21.5 million and $3.4 million, respectively, and a reduction in accounts payable of $8.7 million.

Increased sales volume was the primary driver for the increase in accounts receivable from December 31, 2003 to December 31, 2004.  The increase in accounts receivable was also attributed to J&J remitting cash to the Company based upon the contracted terms of the TSA rather than actual days sales outstanding.  Therefore, in 2003, J&J was paying Medex within 35 days, whereas actual collections by the Company are slightly over 40 days. In addition, the Company’s accounts receivable balance at December 31, 2004 included no balance due from J&J under the TSA, however at December 31, 2003, the Company’s accounts payable balance included an amount due from J&J of $5.4 million.  Inventory levels also increased as a result of building domestic inventories to cover customer requirements during manufacturing rationalization activities and increased inventory in 2004 at new direct distribution locations in Japan, Canada, Brazil and Spain.  Offsetting the positive operating cash flow was the reduction in trade accounts payable, as the Company paid balances owed to J&J for transition services and closing inventory.

Cash Used in Investing Activities.  Cash used in investing activities decreased $342.6 million in 2004 to $10.1 million compared to $352.7 million in 2003.  The decrease is primarily due to the cost to acquire the Jelco business in May 2003 for $338.2 million (net of cash acquired of $1.2 million) and $3.5 million of other acquisition costs.  This decrease was offset by proceeds from sale of assets of $0.7 million in 2004, while there were no proceeds from sale of assets in 2003.  The Company expects to spend approximately $15.5 million on capital expenditures in fiscal year 2005, subject to approval by Smiths.

Cash Used in Financing Activities.  Cash used in financing activities in 2004 was $1.3 million, consisting of debt payments on the term loan during the period.  Cash provided by financing activities in 2003 was a result of changes in the Company’s equity structure and external indebtedness to finance the Jelco acquisition.  The proceeds from the sale of stock to One Equity Partners represent 15,151,515 and 307,037 of newly issued shares of stock at $6.68 and $6.27 per share, respectively.  In addition, the Company refinanced its existing debt and financed the Jelco acquisition with the proceeds of $130.0 million from a term loan and $200.0 million of 8 7/8% senior subordinated notes.  The infusion of cash was offset by the repayment of debt to the Company’s former lenders and transaction fees associated with the equity and debt restructuring.  Pursuant to the closing of the Smiths merger on March 21, 2005, the Company repaid all amounts borrowed under the term loan facility.  For further information regarding the Smiths merger, see Note 16 to the Company’s audited consolidated financial statements.

Financing Matters.  As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements and used the proceeds, along with the capital contribution from One Equity Partners, to finance the acquisition of the Jelco business and retire debt obligations existing at May 21, 2003.

At December 31, 2004, the Company had outstanding a $128.1 million term loan with a syndicate of banks. At December 31, 2004, the Company’s term loan was designated at a LIBOR rate plus applicable margin, totaling 5.41%.  The term loan is due in twenty-four consecutive installments commencing September 30, 2003 through the maturity date of the loan on May 21, 2009.  In conjunction with the term loan, the Company also has a $40.0 million revolving credit facility, including a letter of credit sub-facility of $2.0 million and a swing line loan sub-facility of $5.0 million. The Company had no outstanding borrowings under its revolving credit facility or sub-facilities at December 31, 2004.

The Company also had outstanding $200.0 million in 8 7/8% senior subordinated notes.  The interest on the notes is payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003.  The notes will mature on May 15, 2013 at which time the principal is due in full.  For additional information on the Company’s external indebtedness, see Note 7 to the Company’s audited consolidated financial statements.

As a result of the closing of the Smiths transaction on March 21, 2005, the Company’s outstanding borrowing of $128.1 million term loan has been repaid and a tender offer for the Company’s $200.0 million of outstanding 8 7/8% senior subordinated notes has commenced.

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

Contractual Obligations. The following data is provided to facilitate an understanding of Medex’s contractual obligations and commitments as of December 31, 2004:

	Payments due by Period
		Within 1
	Total	Year	2-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt	$328,050	$23,400	$2,600	$102,050	$200,000
Operating leases	17,019	4,662	6,621	3,507	2,229
Management retention payments	1,000	1,000	—	—	—
OEP management fees	14,400	2,400	4,800	4,800	2,400
Interest on fixed rate debt	150,875	17,750	35,500	35,500	62,125
	$511,344	$49,212	$49,521	$145,857	$266,754

Due to the close of the Smiths transaction on March 21, 2005, the Company’s outstanding obligations are only those related to operating leases and management retention payments, as listed in the table above.  The Company has commenced a tender offer related to the fixed rate Notes.  All other obligations have been extinguished.

Impact of Inflation

In general, the Company’s cost of sales is affected by the inflation in each country in which it maintains a manufacturing operation.  The effects of inflation in the United States and foreign countries have been offset by a combination of improved operating efficiency and permanent, ongoing cost savings.  As a result, effects of inflation have not had a significant adverse impact on the Company’s results of operations for any periods presented herein.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet transactions, arrangements or obligations (including contingent obligations), that would have a material effect on its financial conditions.

Critical Accounting Policies

Certain amounts in the Company’s financial statements require that management make assumptions and estimates based on the best available information at that time. Actual results could vary from these estimates and assumptions. While a summary of its significant accounting policies can be found in Note 1 to the consolidated financial statements, the Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes sales upon transfer of title to the customer, which occurs at the time of shipment. Because it enters into rebate arrangements with certain distributors and customers, who require it to make rebate payments to them, the Company estimates amounts due under these arrangements at the time of shipment. Net sales are based upon the amounts invoiced for the shipped goods less estimated future rebates, allowances for estimated returns, promotions and other discounts. These estimates are based upon the Company’s historical experience and the terms under current rebate agreements. Revisions to these estimates are recorded in the period in which a change in factors or circumstances becomes known.

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

Product Warranties. The Company determines warranty provisions related to product sales based upon an estimate of costs that may be incurred under warranty and support programs. The Company reviews its assumptions and estimates periodically to account for changes in factors such as material costs, wages and warranty claim experience.

Receivables and the Allowance for Doubtful Accounts. The Company provides an allowance for doubtful accounts based upon continual evaluations of its customers’ financial health, the current status of its trade receivables and any historical write-off experience. The Company maintains both specific customer reserves as well as general reserves. General reserves are based upon its historical bad debt experience, overall review of the Company’s aging of accounts receivable balances and general economic conditions of its industry or geographical regions.

Valuation of Inventory. When necessary, the Company provides allowances to adjust the carrying value of its inventory to the lower of cost or net realizable value, including deducting any selling or disposal costs. The determination of the status of inventory items as slow moving, obsolete or in excess of needs requires the Company to make estimates about the future demand for its products. These future demand estimates are subject to the ongoing success of the Company’s products and management’s forecasts about market conditions and industry trends.

Asset Impairments. The Company reviews its operations to ascertain whether its tangible fixed assets, goodwill and other intangibles have been impaired. The Company recognizes an impairment loss by writing the assets down to fair market value if the sum of expected future undiscounted cash flows from operating activities is less than the carrying amount of the assets. The estimate of the future undiscounted cash flows is based upon operating projections, which include current results, trends and business assumptions. The Company recorded no impairment charges in fiscal years 2004 and 2002, however during fiscal year 2003, the Company recorded a charge for impaired assets related to an abandoned facility of $1.0 million.

Accruals for Self-Insurance. The Company makes self-insurance accruals for certain claims associated with employee healthcare, workers’ compensation and general liability insurance. The Company evaluates its self-insurance accruals based upon historical loss development factors and current events, such as serious health conditions and workers’ compensation judgments.

Income Taxes. The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of such assets and liabilities. The Company regularly reviews its deferred tax assets for recoverability and maintain a valuation allowance based on historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. The Company has a valuation allowance against deferred tax assets in jurisdictions outside of the United States where there are uncertainties surrounding the expected realization of these assets due to a history of losses.

Recently Issued Accounting Standards

In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

The Company conducts business in various regions of the world, and export and import products to and from many countries.  Therefore, operations may be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries.  Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect product prices and operating costs or those of competitors.

The Company’s primary foreign currency risk exposure results from the strengthening of the U.S. dollar against the euro and British pound. It faces currency exposures in its global operations as a result of maintaining U.S. dollar debt and payables in these foreign countries. For its foreign operations, exchange rates impact the U.S. Dollar value of its reported earnings, its investments in the subsidiaries and the intercompany transactions with the subsidiaries.  Approximately 42.7% of the Company’s sales occur outside of the United States, with approximately 26.3% generated from its European operations that use the Euro or the British Pound as their functional currency.  As a result, fluctuations in the value of foreign currencies against the U.S. Dollar, particularly the Euro and British Pound, may have a significant impact on its reported results.  Revenues and expenses denominated in foreign currencies are translated into U.S. Dollars at the end of the fiscal period using the average exchange rates in effect during the period.  Consequently, as the value of the U.S. Dollar changes relative to the currencies of its major markets, the Company’s reported results vary.

Fluctuations in currency exchange rates also impact the U.S. Dollar amount of the Company’s stockholders’ equity.  The assets and liabilities of its non-U.S. subsidiaries are translated into U.S. Dollars at the exchange rates in effect at the end of the fiscal period.  The U.S. Dollar weakened relative to many foreign currencies as of December 31, 2004 compared to December 31, 2003.  Consequently, stockholders’ equity increased by $5.8 million as a result of the change in foreign currency translation adjustments.  If the U.S. Dollar had weakened an additional 10% during fiscal 2004, resulting translation adjustments recorded in stockholders’ equity would have increased by approximately $6.0 million.

The Company intends to engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of cash flows to fluctuations in foreign currency rates. The Company does not engage in hedging for speculative investment reasons. Historical results do not reflect any foreign exchange hedging activity. There can be no assurance that hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. As of December 31, 2004, the Company had no outstanding foreign currency exchange contracts.

Interest Rate Risk

As of December 31, 2004, the Company had approximately $128.1 million of debt outstanding under its credit facility subject to variable rates. Accordingly, the Company’s earnings and cash flows have historically been affected by changes in interest rates. In the event of an adverse change in interest rates, management would likely take actions that would mitigate the Company’s exposure to interest rate risk. The Company is not currently engaged in any interest rate risk management. Assuming no changes in its outstanding debt subject to variable rates, a 1% change in the interest rate for the Company’s credit facility would result in an annual change in interest expense of approximately $1.3 million.  Due to the close of the Smiths transaction on March 21, 2005, the Company’s outstanding variable interest rate debt has been repaid.

Commodity Price Risk

The Company uses certain raw materials that are subject to price volatility caused by supply conditions, political and economic variables and other unpredictable factors. Operations may, therefore, be subject to volatility due to fluctuations in the price of raw materials. To manage fluctuations in the price of raw materials, the Company has entered into purchase contracts to set pricing standards (no minimum quantities) with suppliers up to one year in advance.  The Company has not engaged in hedging operations to further reduce the exposure of cash flow fluctuations in the cost of raw materials.  Commodity price exposure has not had a material impact on the Company’s financial statements for any periods presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of MedVest Holdings Corporation

We have audited the accompanying consolidated balance sheets of MedVest Holdings Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity (deficiency), and cash flows for the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index as Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MedVest Holdings Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Columbus, Ohio

April 6, 2005

MedVest Holdings Corporation

Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003
	(in thousands, except share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,063	$23,860
Accounts receivable, net	56,975	33,703
Inventories, net	56,842	50,156
Other current assets	16,647	6,839
Total current assets	180,527	114,558

PROPERTY, PLANT AND EQUIPMENT:
Land and land improvements	5,395	7,877
Buildings and building improvements	27,080	25,194
Machinery and equipment	114,750	104,339
Total property, plant and equipment	147,225	137,410
Less: accumulated depreciation	39,607	21,260
Property, plant and equipment, net	107,618	116,150
Goodwill	125,558	124,304
Other intangible assets, net	102,524	106,186
Other long-term assets	11,060	12,986
TOTAL ASSETS	$527,287	$474,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$12,055	$21,100
Salaries and wages payable	15,861	8,978
Accrued inventory repurchase liability	—	3,826
Accrued interest	3,042	3,762
Accrued expenses and other liabilities	15,479	11,936
Income taxes payable	1,824	711
Current portion of long-term debt	23,400	1,300
Total current liabilities	71,661	51,613

Long-term debt	304,650	328,050
Other long-term liabilities	9,710	3,998

COMMITMENTS AND CONTINGENCIES (NOTE 3)
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value; 25,000,000 shares authorized, 17,773,826 shares issued and outstanding	91,256	91,256
Common stock, no par value; 25,000,000 shares authorized, 1,974,870 shares issued and outstanding	9,798	9,798
Accumulated other comprehensive income	9,686	3,841
Retained earnings (deficit)	30,526	(14,372)
Total shareholders’ equity	141,266	90,523
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$527,287	$474,184

See accompanying notes to consolidated financial statements.

MedVest Holdings Corporation

Consolidated Statements of Operations

For the Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands)

NET SALES	$340,732	$219,110	$100,757

COST OF GOODS SOLD	157,063	124,568	59,004

GROSS MARGIN	183,669	94,542	41,753

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	109,356	76,072	33,389

LOSS FROM OPERATIONS OF ABANDONED FACILITY	121	2,132	59

OPERATING EARNINGS	74,192	16,338	8,305

OTHER INCOME (EXPENSE):
Interest expense, net	(24,676)	(20,240)	(7,159)
Loss on early extinguishment of long-term debt	—	(3,727)	(2,549)
Other	(387)	703	555
Other income (expense), net	(25,063)	(23,264)	(9,153)

INCOME (LOSS) BEFORE INCOME TAXES	49,129	(6,926)	(848)

INCOME TAX EXPENSE	(4,231)	(460)	(848)

NET INCOME (LOSS)	$44,898	$(7,386)	$(1,696)

See accompanying notes to consolidated financial statements.

MedVest Holdings Corporation

Consolidated Statements of Shareholders’ Equity (Deficiency)

For the Years ended December 31, 2004, 2003 and 2002

						Contributed
						Capital-			Accumulated		Total
	Preferred Stock		Common Stock			Common	Contributed	Unearned	Other	Retained	Shareholders’
	Number of		Number of		Treasury	Stock	Capital-	ESOP	Comprehensive	Earnings	Equity
	Stock	Amount	Stock	Amount	Stock	Warrants	ESOP	Shares	Loss	(Deficit)	(Deficit)
	(in thousands)
BALANCES AT DECEMBER 31, 2001	—	$—	3,998	$354	$—	$80	$701	$—	$(297)	$(1,809)	$(971)
Comprehensive loss:
Net loss										(1,696)	(1,696)
Foreign currency translation adjustment									1,092		1,092
Adjustment to fair value of interest rate swaps, net of tax									8		8
Total comprehensive loss											(596)
Stock issued under ESOP			437				1,548	(1,548)			—
ESOP compensation earned								1,548			1,548
Accretion of warrants										(3,481)	(3,481)
Extinguishment of warrants						(80)					(80)
Stock repurchase					(80)						(80)
BALANCES AT DECEMBER 31, 2002	—	—	4,435	354	(80)	—	2,249	—	803	(6,986)	(3,660)
Comprehensive loss:
Net loss										(7,386)	(7,386)
Foreign currency translation adjustment									2,859		2,859
Termination of interest rate swap agreements									179		179
Total comprehensive loss											(4,348)
Stock issued due to recapitalization	17,775	91,265	(2,460)	9,444	80		(2,249)				98,540
Stock repurchase	(2)	(9)									(9)
BALANCES AT DECEMBER 31, 2003	17,773	91,256	1,975	9,798	—	—	—	—	3,841	(14,372)	90,523
Comprehensive income:
Net income										44,898	44,898
Foreign currency translation adjustment									5,845		5,845
Total comprehensive income											50,743
BALANCES AT DECEMBER 31, 2004	17,773	$91,256	1,975	$9,798	$—	$—	$—	$—	$9,686	$30,526	$141,266

See accompanying notes to consolidated financial statements.

MedVest Holdings Corporation

Condensed Consolidated Statements of Cash Flows

For the years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,898	$(7,386)	$(1,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,169	13,146	3,646
Amortization	4,803	2,805	7
Accretion of discounted debt	—	—	1,568
ESOP compensation earned	—	—	1,548
Loss on early extinguishment of long-term debt	—	3,727	2,549
Loss on disposal of assets	779	—	83
Changes in operating assets and liabilities:
Accounts receivable, net	(21,474)	(16,748)	(1,627)
Inventories, net	(3,438)	6,224	(1,979)
Other assets	(152)	(6,661)	(302)
Trade accounts payable	(8,696)	15,113	(454)
Salaries and wages payable	6,405	3,594	(4,244)
Accrued expenses and other liabilities	3,860	10,844	2,722
Income taxes payable	(6,481)	(701)	656
Net cash provided by operating activities	40,673	23,957	2,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	(338,184)	(511)
Acquisition costs	—	(3,461)	(195)
Adjustment to purchase price of acquisitions	396	(54)	854
Purchases of property, plant and equipment	(11,141)	(10,981)	(3,173)
Proceeds from sale of assets	650	—	—
Net cash used in investing activities	(10,095)	(352,680)	(3,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	331,397	61,300
Proceeds from sale of stock	—	103,125	—
Stock transaction costs	—	(4,593)	—
Payments on revolving line of credit	—	(13,000)	(6,748)
Debt issuance costs	—	(13,922)	(1,299)
Principal payments on long-term debt	(1,300)	(50,317)	(52,725)
Repurchase of common stock	—	—	(80)
Net cash provided by (used in) financing activities	(1,300)	352,690	448

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,075)	(1,389)	130

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,203	22,578	30

CASH AND CASH EQUIVALENTS - Beginning of period	23,860	1,282	1,252

CASH AND CASH EQUIVALENTS - End of period	$50,063	$23,860	$1,282

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$24,085	$14,926	$4,971
Income taxes paid	$7,460	$1,271	$128

See accompanying notes to consolidated financial statements.

MedVest Holdings Corporation

Notes to Consolidated Financial Statements

For Years Ended December 31, 2004, 2003 and 2002

1.  BASIS OF PRESENTATION

                Nature of Business—The Company principally manufactures and distributes a broad range of critical care infusion systems and medical products, which are used in acute care settings for a variety of patient treatment and diagnostic procedures.

                Principles of Consolidation—The accompanying consolidated financial statements include the accounts of MedVest and its subsidiaries, all of which are wholly owned. MedVest’s only asset is its investment in Medex, Inc.  All of the Company’s operations are conducted through Medex, Inc. and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

                Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Cash and Cash Equivalents—The Company considers all highly liquid financial instruments with maturities of three months or less at the time of purchase to be cash equivalents. All cash is principally on deposit at three banks.

                Accounts Receivable—The Company estimates and records provisions for rebates, sales returns, and allowances in the period sales are recognized, based upon its experience and arrangements with customers. At December 31, 2004 and 2003, accounts receivable is recorded net of an allowance for doubtful accounts of approximately $0.9 million and $0.7 million, respectively. In addition, at December 31, 2004 and 2003, accounts receivable is recorded net of rebate and sales discounts of approximately $9.0 million and $8.8 million, respectively.

                Concentration of Credit Risk—Credit is extended based on an evaluation of the customer’s financial condition and collateral is generally not required. Credit terms are consistent with industry practice and estimated losses from credit sales, which have historically been consistent with management’s expectations, are provided for in the consolidated financial statements. The Company’s customers are highly concentrated in the healthcare industry. Any significant changes in the industry could adversely affect the Company’s business and financial results.

                Inventories—Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company provides reserves for obsolete and slow moving inventory based on its best estimate at the time.

                Property, Plant and Equipment—Property, plant and equipment were recorded at estimated fair value at the acquisition date. Subsequent additions are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets, ranging from 3 to 8 years for machinery and equipment and up to 39 years for buildings.

                Goodwill—Goodwill represents the price paid for net assets acquired in excess of their fair market value. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, goodwill is no longer amortized.  The Company estimates that approximately $94.9 million of the goodwill recorded for the acquisition in 2003 is deductible for tax purposes (see Note 4 for further discussion regarding acquisitions).

                Long-Lived Assets—Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. In evaluating property, plant and equipment and other intangible assets, if the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time. In evaluating its goodwill, the Company estimates the fair value of the Company at each reporting date to determine if any impairment issues exist. Measurement of impairment may be based upon appraisal, market value of similar assets, or discounted cash flows.

                Foreign Currency Translation—In accordance with SFAS No. 52, “Foreign Currency Translation”, the balance sheet amounts of foreign subsidiaries are translated from local currency into U.S. dollars at the exchange rate on the balance sheet date. Income statement amounts of foreign subsidiaries are translated from local currency into U.S. dollars using the average exchange rate for the period. Gains and losses resulting from foreign currency transactions are recognized currently in income and those resulting from translation of financial statements are recognized in other comprehensive income. The Company has certain intercompany loans with affiliates that it deems to be long-term in nature and has accordingly translated at historical exchange rates. Management does not expect to demand or receive any payments in the foreseeable future.

                Derivative Financial Instruments—The Company records all derivatives at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.  As of December 31, 2004, the Company has no derivative financial instruments.

                Estimated Fair Value of Financial Instruments—As of December 31, 2004, the fair value of the Company’s subordinated debt was estimated to be $232.0 million based upon trading activity as of December 31, 2004. The carrying amount of the Company’s long-term debt approximated fair value at December 31, 2003. The fair value of the Company’s long-term debt at December 31, 2003 was estimated based on the current interest rates offered for debt of the same remaining maturities. The fair value of the Company’s accounts receivable, accounts payable and term loan facility approximated their carrying value as of December 31, 2004. At December 31, 2004 and 2003, there were no interest rate protection agreements.

                Income Taxes—The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. The provision for income taxes is computed based upon the pretax income of the combined entities located in each taxing country based upon current tax law. The Company’s foreign subsidiaries calculate and pay income taxes in each taxing country. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The Company establishes a valuation allowance against deferred tax assets when it deems the realization of such assets to be uncertain.

                Revenue Recognition—The Company recognizes sales upon transfer of title to the customer, which occurs at the time of shipment. Because it enters into rebate arrangements with certain distributors and customers, who require it to make rebate payments to them, the Company estimates amounts due under these arrangements at the time of shipment. Net sales are based upon the amounts invoiced for the shipped goods less estimated future rebates, allowances for estimated returns, promotions and other discounts. These estimates are based upon the Company’s historical experience and the terms under current rebate agreements. Revisions to these estimates are recorded in the period in which a change in factors or circumstances becomes known.

                Shipping Costs— In accordance with the Emerging Issues Tax Force (“EITF”) No. 00-10 “Accounting For Shipping and Handling Fees And Costs,” the Company records shipping fees billed to customers as revenue and costs associated with shipping activities are recorded in selling, general and administrative expenses on the consolidated statement of operations. Total shipping costs for the years ended December 31, 2004, 2003 and 2002 were approximately $4.0 million, $2.3 million and $2.0 million, respectively. The Company’s gross profit may not be comparable to other entities whose shipping and handling is a component of cost of sales.

                Research and Development Costs—The Company charges research and development costs to expense as incurred. Total research and development costs for the years ended December 31, 2004, 2003 and 2002 were approximately $6.3 million, $2.7 million and $2.5 million, respectively.

                Advertising Costs—The Company charges advertising costs to expense as incurred.  Total advertising costs for the year ended December 31, 2004 was $0.8 million.  In fiscal years 2003 and 2002, advertising costs were minimal.

                Product Warranties—Warranty provisions related to product sales are determined based upon an estimate of costs that may be incurred under warranty and other post-sales support programs. During 2003, the Company reversed a specific warranty reserve of $0.5 million, as actual warranty costs incurred and number of units serviced were less that originally estimated. Activity related to product warranty provisions for the years ended December 31, 2004, 2003 and 2002 was as follows (in thousands):

Balance, December 31, 2001	$755
Less: warranty provision adjustment	328
Less: services provided	(262)
Balance, December 31, 2002	821
Less: warranty provision adjustment	(479)
Less: services provided	(202)
Balance, December 31, 2003	140
Add: warranty provision adjustment	185
Less: services provided	(162)
Balance, December 31, 2004	$163

                Stock Options—The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to FASB Statement No. 123”. The Statement requires prominent disclosures in financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company accounts for stock compensation awards under the recognition and measurement principles of Accounting Principles Board Opinion No.25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in results of operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on results of operations if the Company had applied the fair value recognition provisions of SFAS No. 123 for the years ended December 31, 2004, 2003 and 2002.

	December 31,
	2004	2003	2002
	(in thousands)

Net income (loss) as reported	$44,898	$(7,386)	$(1,696)
Less: total stock-based compensation expense determined under fair value based methods	(215)	(396)	(490)
Pro forma net income (loss)	$44,683	$(7,782)	$(2,186)

                The weighted-average fair value at date of grant of a common stock option granted under the Company’s option plans during the years ended December 31, 2004, 2003 and 2002 was $10.02, $1.01 and $0.63, respectively. The fair value of each option granted during the years ended December 31, 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	December 31,
	2004	2003	2002

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	0.00%	0.00%	0.00%
Risk-free interest rate	4.48%	3.81%	5.08%
Expected option lives (in years)	10	10	10

                Reclassifications—Certain 2003 and 2002 amounts have been reclassified to conform to the December 31, 2004 financial statement presentation.

2.  EFFECT OF NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued revised SFAS No. 123, “Share-Based Payment” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement, which requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. The statement applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards. The Company is currently evaluating the impact of adopting this statement.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and also requires that the allocation of fixed production overhead be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”

FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.

3.  CONTINGENCIES

                The Company and its subsidiaries are at any one time parties to a number of lawsuits or subject to claims arising out of its respective operations, including product liability, patent and trademark, or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which may involve claims for substantial damages. The Company and its subsidiaries vigorously defend against the lawsuits and other claims brought against it. While any action, proceeding or claim involves significant uncertainty; management believes that the outcome of such actions, proceedings or claims will not have a material adverse effect on the Company’s business, financial condition or results of operations.

                Approximately 350 of the Company’s employees in Europe and Latin America, or approximately 18% of worldwide employees, are subject to forms of collective bargaining agreements, where work stoppages are relatively common. Management believes its employee relations are good.

                Expenditures related to investigation and remediation of contaminated sites are expensed and accrued by the Company when it becomes probable that a liability has been incurred and its proportionate share of the amount can be reasonably estimated. Such accrued liabilities are exclusive of claims against third parties (except where payment has been received or the amount of liability or contribution by such other parties, including insurance companies, has been agreed upon) and are not discounted. In management’s opinion, the ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations.

4.  ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

                In April 2003, the Company entered into a recapitalization and stock purchase agreement with One Equity Partners, pursuant to which One Equity Partners made a capital contribution of $119.5 million to purchase MedVest’s capital stock, of which $103.1 million was paid directly to MedVest and $16.4 million was paid to other stockholders. As a result of these investments, One Equity Partners and members of senior management now own all of the Company’s outstanding capital stock. In connection with this equity investment, the Company also entered into a purchase agreement with Ethicon Endo-Surgery, Inc. (“Ethicon”), a wholly owned subsidiary of Johnson and Johnson, to acquire substantially all of the assets of its peripheral intravenous catheter business (“Jelco”) for $340.0 million. Under the terms of the purchase agreement, the Company acquired the worldwide assets of the Jelco business from Ethicon and certain of its affiliates and assumed the liabilities of the Jelco business arising upon or after the closing of the acquisition. In addition, the Company acquired all of the issued and outstanding capital stock of Johnson & Johnson Medical de Monterrey S.A. de C.V. (“Monterrey”), a subsidiary of Ethicon, a Mexican maquiladora with a manufacturing facility in Monterrey, Mexico, dedicated to the Jelco business.

                Reconciliation of purchase price (in thousands):

Purchase price	$340,000
Closing adjustments	(596)
Transaction costs	3,513
Total Costs	$342,917

                As a result of the recapitalization and stock purchase agreement and the Jelco acquisition, the Company entered into new borrowing arrangements (see Note 7) and used the proceeds, along with the capital contribution, to finance the acquisition of the Jelco business and retire existing debt obligations. The Company obtained a senior secured term loan bearing interest at a variable interest rate, senior subordinated notes bearing interest at a fixed interest rate, and a revolving credit facility bearing interest at a variable interest rate.  As a result of the Smiths transaction on March 21, 2005, the Company’s term loan has been repaid and a tender offer for the Company’s senior subordinated notes has commenced.

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

Value at May 21, 2003

Cash	1,220
Inventory	33,352
Long-lived assets	95,743
Other assets	517
Intangible assets	108,800
Goodwill	114,055
Total assets acquired	353,687
Liabilities	(10,770)
Net assets acquired	342,917

                The following unaudited pro forma information has been presented as if the Jelco acquisition occurred on January 1, 2002. This information is based on historical results of operations and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Jelco since January 1, 2002 (in thousands):

	December 31,
	2003	2002

Net sales	$300,871	$295,163
Net profit (loss)	(427)	1,442

                At the date of the transaction, the Company entered into a transition services agreements (“TSA”) with J&J in which distribution, customer service, credit and collections, systems support and various other functions are to be provided by J&J as necessary for up to one year for a charge.  By the end of the TSA in May 2004, the Company completed the transition and assumed all necessary support functions.  In addition, the Company has assumed the entire inventory from J&J subject to the TSA as of December 31, 2004.  However, at December 31, 2003, the Company had included in its consolidated balance sheet, inventory and a related accrual of $3.8 million for inventory still to be assumed per the TSA.

As a result of the Jelco acquisition, management decided to close its Costa Rica manufacturing facility and relocate its operations to Jelco’s Monterrey, Mexico facility.  The closure of the facility was substantially completed as of December 31, 2003.  The Costa Rica facility recorded no revenues and recognized a pre-tax loss from operations of $2.1 million for the year ended December 31, 2003.  This included an impairment charge of $1.0 million recorded in the first quarter of 2003, associated with the write-down of certain long-lived assets.  During the year ended December 31, 2004, the Company recorded $0.1 million of final adjustments related to the closure of the Costa Rica facility.  No future charges are expected related to the closure of this facility and no liability related to the closure exists at December 31, 2004.

5.  INTANGIBLE ASSETS

                The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

Balance as of December 31, 2002	$9,001
Goodwill from business acquisitions	115,303

Balance as of December 31, 2003	124,304
Adjustment to purchase price allocation	(1,592)
Currency translation adjustment	2,846
Balance as of December 31, 2004	$125,558

                During fiscal year 2004, the Company reduced goodwill by $1.6 million related to purchase price adjustments.  Of this amount, $1.2 million related to the Jelco acquisition (see Note 4) and the balance was adjustments for prior acquisitions.  Following the 2004 adjustments, goodwill recorded for the Jelco acquisition totaled $114.1 million.

                The Company’s other intangible assets, primarily from the Jelco acquisition, consisted of (in thousands):

	December 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized intangible assets
Product technology	$21,635	$(3,877)	$17,758	$20,600	$(1,387)	$19,213
Manufacturing technology	48,000	(3,750)	44,250	48,000	(1,454)	46,546
Other	356	(40)	316	250	(23)	227
Total amortized intangible assets	69,991	(7,667)	62,324	68,850	(2,864)	65,986

Unamortized intangible assets
Trademarks	40,200	—	40,200	40,200	—	40,200
Total unamortized intangible assets	40,200	—	40,200	40,200	—	40,200

Total intangible assets	$110,191	$(7,667)	$102,524	$109,050	$(2,864)	$106,186

                Product technology, manufacturing technology and trademarks valued at $108.8 million were acquired as part of the Jelco acquisition. Intangible asset values acquired as part of the Jelco transaction were determined by management at the time of the acquisition. Management considered a number of factors, including valuations or appraisals, when making these determinations.  Intangible assets are amortized over their respective useful lives. Product and manufacturing technology have estimated useful lives of 9 and 20 years, respectively.

                Amortization expense was $4.8 million, $2.8 million and $0.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s amortization expense is primarily related to intangible assets acquired in the Jelco acquisition and the weighted average remaining useful life is 14.9 years.  The following is a schedule for the estimated amortization as of December 31, 2004 (in thousands):

For the year ended:
2005	$4,881
2006	$4,881
2007	$4,846
2008	$4,814
2009	$4,793

6.              INVENTORIES

                Inventories summarized by major classification are as follows (in thousands):

	December 31,
	2004	2003
Raw materials and supplies	$17,397	$16,576
Work in progress	10,242	11,760
Finished goods	32,077	26,026
Less: reserve for obsolete and slow-moving inventory	(2,874)	(4,206)
Inventories, net	$56,842	$50,156

7.              LONG-TERM DEBT

                Long-term obligations consist of the following (in thousands):

	December 31,
	2004	2003

Term Loan	$128,050	$129,350
Senior subordinated notes	200,000	200,000
Total	328,050	329,350
Current portion of long-term debt	23,400	1,300

Total Long-term debt	$304,650	$328,050

                Future minimum principal payments on long-term debt as of December 31, 2004 are as follows (in thousands):

2005	$23,400
2006	1,300
2007	1,300
2008	62,400
2009	39,650
Thereafter	200,000
Total	$328,050

Long-Term Debt Agreements— As a result of the recapitalization and stock purchase agreement and the Jelco acquisition in 2003, the Company entered into new borrowing arrangements and used the proceeds, along with the capital contribution from One Equity Partners, to finance the acquisition of the Jelco business and retire existing debt obligations.

The Company’s new credit agreement with several banks and other financial institutions, (collectively, the “Lenders”) provides for senior secured financing of up to $170.0 million consisting of a $130.0 million term loan (“Term Loan”) facility and a $40.0 million revolving credit facility (“Revolver”), including a letter of credit sub-facility of $2.0 million and a swing line loan sub-facility of $5.0 million.  The new credit agreement and associated borrowings commenced on May 21, 2003.  Substantially all of the Company’s assets collateralize the term loan and revolver.

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

The Term Loan had principal of $128.1 million and $129.4 million outstanding at December 31, 2004 and 2003, respectively.  The Term Loan is due in twenty-four quarterly installments of $0.3 million commencing on September 30, 2003 through June 30, 2008, with the remaining principal amount payable in quarterly installments of $30.9 million through March 31, 2009 and the final payment of $30.9 million due on the maturity date of the loan on May 21, 2009.  At December 31, 2004 and 2003, the Term Loan was designated at a LIBOR rate plus applicable margin, totaling 5.41% and 4.19%, respectively.  Beginning with the fiscal year ending December 31, 2004, the Company will be required to make loan prepayments, equaling 75% or 50% of the excess cash flows, as defined, for the fiscal year, provided that the Company meets certain adjusted debt ratio requirements.  At December 31, 2004, $22.1 million (75% of the Company’s excess cash flow) has been reclassed to current obligations based upon this provision.

The Company had no obligations outstanding under the Revolver at December 31, 2004 and 2003.

Pursuant to the closing of the Smiths merger on March 21, 2005, the Company repaid all amounts borrowed under the Term Loan.  For further information regarding the Smiths merger, see Note 16.

Additionally, Medex, Inc. issued $200.0 million aggregate principal amount of 8 7/8% senior subordinated notes due 2013 (the “Notes”). The Notes accrue interest at the rate of 8 7/8% per annum and are payable semi-annually in arrears on May 15 and November 15, commencing on November 15, 2003.  The Notes will mature on May 15, 2013 at which time principal is due in full.

Medex, Inc. issued the Notes which are guaranteed by MedVest Holdings Corporation and Medex, Inc.’s domestic subsidiaries (see Note 17).

Except in connection with certain equity offerings, the Notes will not be redeemable at the Company’s option prior to May 15, 2008.  On or after May 15, 2008, the Company may redeem all or a part of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and liquidated damages, if any, on the Notes redeemed, to the applicable redemption date, if redeemed during the twelve-month period beginning on May 15 of the years indicated below:

Year	Percentage
2008	104.438%
2009	102.958%
2010	101.479%
2011 and thereafter	100.000%

8.  OPTION PLANS

                At December 31, 2004, the Company has in effect the 2001, 2002 and 2004 Stock Option Plans (collectively the “Plans”). Options granted under the 2001 Plan may be either incentive stock options or non-statutory stock options while options granted under the 2002 and 2004 Plans are entirely non-statutory stock options. The terms of the options granted under the Plans are at the sole discretion of the Compensation Committee of the Company’s Board of Directors. The 2001 and 2002 Plans provide that the Company may grant options for common and preferred shares (generally at fair market value at the date of grant) for not more than 750,000 and 2,000,000, respectively, to certain key employees, officers and directors. The 2004 Plan provides that the Company may grant options for not more than 250,000 shares of common stock to certain key employees, officers and directors. Options granted under the Plans are generally exercisable one, three or four years after the date of grant and generally expire after ten years after the date of grant, according to the terms of each agreement. The following table summarizes the activity of the Plans:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2001	—	$—
Granted	1,683,335	1.60
Outstanding at December 31, 2002	1,683,335	1.60
Granted	297,500	3.20
Exercised	(2,000)	1.60
Forfeited	(49,610)	2.40
Outstanding at December 31, 2003	1,929,225	1.87
Granted	20,740	28.00
Exercised	(7,500)	1.60
Forfeited	(14,170)	2.95
Outstanding at December 31, 2004	1,928,295	$2.12

                The following summarizes information regarding stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$1.60	1,615,475	7.34	$1.60	1,248,000	$1.60
$3.20	292,500	8.08	$3.20	59,350	$3.20
$28.00	20,320	9.25	$28.00	—	$28.00

                On May 21, 2003, in connection with the recapitalizations, each option for common stock was converted to an option to purchase

.90 shares of preferred stock and .10 shares of common stock. As of December 31, 2004, options to purchase an aggregate of 1,717,177.5 shares of MedVest preferred stock and 211,117.5 shares of MedVest common stock were issued and outstanding under the Plans.

9.  EQUITY

                On April 21, 2003, MedVest, OEP MedVest LLC, an affiliate of One Equity Partners, and all of the then existing stockholders of MedVest (other than the ESOP), entered into a recapitalization agreement pursuant to which One Equity Partners agreed to invest up to $119.5 million to acquire MedVest’s capital stock through a series of stock purchases from MedVest and its existing stockholders. In connection with the recapitalization, MedVest made a cash capital contribution of $101.2 million to Medex, Inc.. As of December 31, 2004, One Equity Partners holds through an affiliate 83.3% of MedVest’s capital stock, on a fully-diluted basis.

                As part of the recapitalization, immediately prior to the closing, MedVest amended its articles of incorporation to create a new class of preferred stock. The preferred stock is non-voting. Upon the liquidation, dissolution or winding up of MedVest, before any distribution of proceeds to the holders of common shares, the holders of preferred shares are entitled to a preferential distribution in cash in an amount equal to $5.643 for each preferred share held by such holder. In addition, each preferred shareholder is entitled to receive his or her pro rata portion of 90% of all remaining proceeds until such holder shall have received an additional $2.8215 for each preferred share held by such holder. Thereafter, each preferred shareholder is entitled to receive his or her pro rata portion of 10% of all remaining proceeds from such liquidation, dissolution or winding up of MedVest. The preferred shares are not subject to call or mandatory redemption rights and cannot be converted into common shares.

                On May 21, 2003, OEP MedVest LLC purchased 15,151,515 shares of MedVest common stock for an aggregate cash purchase price of $101.2 million. In addition, on May 21, 2003, OEP MedVest LLC purchased from certain senior executives an aggregate of 1,180,223 shares of MedVest common stock at a purchase price equal to $6.27 per share for an aggregate cash purchase price equal to $7.4 million. Finally, on May 21, 2003, OEP MedVest LLC purchased from certain stockholders other than the senior executives an aggregate of 535,000 shares of MedVest common stock at a purchase price equal to $6.27 per share for an aggregate cash purchase price equal to $3.4 million.

                Immediately following the purchases of MedVest common stock described above, MedVest consummated a 1-for-10 reverse stock split of its outstanding common stock. Immediately thereafter, MedVest declared a stock dividend of nine shares of its newly-created preferred stock for every one share of common stock.

                In connection with the recapitalization transaction, MedVest and its subsidiaries terminated all of the existing employee stock ownership or stock benefit plans, including the Medex ESOP, the Stock Incentive Plan (UK) and the Stock Appreciation Participation Rights Plan (Germany). Participants in the Medex ESOP had 30 days to elect to receive their benefit in cash at a per share value equal to $6.27 or in shares of MedVest common stock and preferred stock. Participants in the Stock Incentive Plan (UK) and the Stock Appreciation Participation Rights Plan (Germany) received a cash payment equal to $6.27 per allocable but previously unfunded share or stock right. OEP MedVest LLC advanced MedVest the funds required to make the foregoing cash distributions. The amount advanced by OEP MedVest LLC was extinguished and for each $6.27 extinguished, OEP MedVest LLC received one share of common stock and nine shares of preferred stock. The amount advanced by OEP MedVest LLC was $7.5 million, the extinguishment of which purchased 118,601 shares of common stock and 1,067,404 shares of preferred stock.

10.  LEASE COMMITMENTS

                Medex leases certain machinery, equipment and buildings under long-term non-cancelable operating leases. Future minimum lease payments for which Medex is currently obligated under these non-cancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$4,662
2006	3,833
2007	2,788
2008	1,998
2009	1,509
Thereafter	2,229
Total	$17,019

                The Company incurred lease expense of approximately $4.9 million, $4.0 million and $2.1 million for the years ended

December 31, 2004, 2003 and 2002, respectively.

11.  DEFINED CONTRIBUTION PLAN

                Substantially all domestic employees of the Company are covered by a defined contribution plan sponsored by the Company. Under the Plan, eligible employees, as defined, can receive matching contributions from the Company. The Company contributed approximately $1.8 million, $1.2 million and $0.5 million to the Plan for the year ended December 31, 2004, 2003 and 2002, respectively.

                Employees outside the U.S. are covered by the national benefit plans of Germany, England, Scotland, Italy, and France, which are sponsored by the respective local governments. Additionally, employees in the United Kingdom and Italy are eligible to participate in a voluntary pension plan that is funded by both the employee and the Company. The Company contributed approximately $0.9 million, $0.4 million and $0.2 million to this plan for the year ended December 31, 2004, 2003 and 2002, respectively.

12.  EMPLOYEE STOCK OWNERSHIP PLANS

                Employee Stock Ownership Plan—Effective February 9, 2001 the Company established the Medex Employee Stock Ownership Plan (“ESOP”) and related trust for purposes of enabling participating employees to share in the benefits of equity ownership in the Company. The Company intended to fund the ESOP by contributions of cash or Company stock or both as determined by the Company’s Board of Directors. The ESOP also had the ability to obtain one or more loans for the purpose of acquiring Company stock. The ESOP was intended to qualify as an employee stock ownership plan under Internal Revenue Code section 4975(e)(7) and as a stock bonus plan under Internal Revenue Code section 401(a). As a result of the Jelco acquisition, the ESOP was terminated in 2003.

                Stock that was allocated to participant’s account vested at the rate of zero percent upon completion of the first three vesting years, fifty percent for the fourth vesting year and one hundred percent after five or more vesting years. In addition, participants who received stock pursuant to the ESOP had the right to sell (put) the stock to the Company at the stock’s then current fair market value.

                Share Appreciation Plan—In 2002 the Company established the Medex Share Appreciation Participation Plan (“Appreciation Plan”). Employees participated at the discretion of the Board of Directors and were awarded units under the terms of the Appreciation Plan. Upon termination of full-time employment, the Company was required to repurchase such units at the unit value for the preceding fiscal year.  As a result of the Jelco acquisition, the Share Appreciation Plan was terminated in 2003. In connection with the termination of the Appreciation Plan, the Company recognized approximately $1.9 million of additional compensation expense.

13.  INCOME TAXES

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                The significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Domestic:
Current deferred tax assets (liabilities):
Bad debt reserves and sales rebates	$408	$163
Inventory valuation reserves	1,657	955
Prepaid expenses	(545)	(333)
Accrued expenses and other	2,587	1,586
Accrued restructuring	17	897
Exchange rate variance	782	(303)
Total deferred tax assets	4,906	2,965
Long term deferred tax assets (liabilities):
Inventory valuation	(131)	—
Accrued expenses and other	—	909
Exchange rate variance	(652)	—
Property and equipment	(1,042)	1,700
Intangibles and goodwill	(2,900)	(591)
Net operating losses	2,358	6,096
Contingencies	(351)	—
Total long term deferred tax assets (liabilities)	(2,718)	8,114
Net domestic deferred tax assets before valuation allowance	2,188	11,079
Domestic valuation allowance	—	(11,079)
Domestic deferred tax assets, net of valuation allowance	2,188	—

Foreign:
Current deferred tax assets (liabilities):
Inventory valuation reserves	479	—
Employee related	(128)	—
Other	51	—
Net operating losses	1,073	—
Total deferred tax assets	1,475	—
Long term deferred tax assets (liabilities):
Property and equipment	53	—
Exchange rate variance	(418)	—
Goodwill	(1,324)	(939)
Contingencies	152	—
Net operating losses	1,872	3,174
Total long term deferred tax assets (liabilities)	335	2,235
Net foreign deferred tax assets before valuation allowance	1,810	2,235
Foreign valuation allowance	(551)	(2,121)
Foreign deferred tax assets, net of valuation allowance	1,259	114
Total	$3,447	$114

                The Company has established a valuation allowance on certain foreign deferred tax assets due to the uncertainty that these assets will be realized based on the history of tax losses in the related jurisdictions.  The Company expects to be able to utilize the remaining net operating losses recorded as deferred tax assets based on expected future earnings.

                The Company's domestic net operating loss carryforwards for income tax purposes are $8.0 million.

If not utilized, these losses will begin to expire in 2021 for federal purposes and at various dates depending on the state where the loss was incurred.  Additionally, the use of losses incurred on or before the recapitalization described in Note 4 are restricted as the Company was deemed to have a "change in control" pursuant to Sec. 382 of the Internal Revenue Code.   This restriction will delay the use of some of these losses until years after 2005.

                The foreign net operating loss carryforwards for income tax purposes generally do not expire.

                The Company's income tax expense for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	December 31,
	2004	2003	2002

Income Before Income Taxes
Domestic	$35,841	$(1,637)	$(2,381)
Foreign	13,288	(5,289)	1,533
	$49,129	$(6,926)	$(848)

Income Tax (Benefit) Provision
Current:
Federal	$3,847	$—	$—
State and local	1,176	—	44
Foreign	2,541	574	664
	7,564	574	708
Deferred:
Domestic	(2,188)	—	140
Foreign	(1,145)	(114)	—
	(3,333)	(114)	140
Total	$4,231	$460	$848

                A reconciliation of the difference between the U.S. statutory tax rate and the effective tax rate is as follows (in thousands):

	December 31,
	2004	2003	2002

Provision (benefit) for income taxes at federal statutory rate	$17,195	$(2,424)	$(297)
State taxes (net of federal benefit)	1,613	—	29
Foreign taxes at rates different than federal	(1,731)	127	126
Deemed dividend from foreign subsidiaries		—	880
Interest on contingent payment		—	349
Cancellation of debt income		—	622
Basis in assets	129	—	—
Purchase accounting	(826)	(7,331)	—
Non-deductible expenses	521
Net operating losses		—	(134)
Other comprehensive income		—	(564)
Other differences—net	(21)	52	29
Valuation allowance	(12,649)	10,036	(192)
Provision (benefit) for income taxes	$4,231	$460	$848

                As of December 31, 2004, the Company had approximately $1.8 million of earnings attributable to foreign subsidiaries for which no provision has been recorded for income tax that could occur upon repatriation.  It is the intention of management to reinvest indefinitely its foreign subsidiaries’ undistributed earnings necessary for their continued operations.  It is not practicable to determine the amount of income taxes payable in the event all such foreign earnings are repatriated.

                The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004, provides corporate taxpayers with an election to claim a deduction equal to 85% of cash dividends in excess of base-period amounts received from controlled corporations if the dividends are invested in the United States under a properly approved domestic investment plan.  The Company had not evaluated if it has earnings eligible for this deduction or the potential tax it might incur if those earnings were repatriated pursuant to this election.

14.       BUSINESS SEGMENTS

                SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” established revised standards relating to the reporting of financial information about operating segments. In accordance with SFAS No. 131, the Company has determined that it has one reportable segment. However, the Company does operate in four primary geographic areas and four classes of product.

                Revenues are attributed to specific geographical areas based on origin of order generation. Geographic information for the year ended December 31, 2004, 2003 and 2002, are as follows:

	December 31,
	2004	2003	2002
	(in thousands)

Net Sales
United States	$195,247	$125,519	$53,013
Europe	89,630	65,511	40,713
Rest of World	55,855	28,080	7,031
Total	340,732	219,110	100,757

Property, Plant and Equipment
United States	$66,685	$82,948	$16,751
Europe	25,753	23,449	3,867
Rest of World	15,180	9,753	—
Total	$107,618	$116,150	$20,618

                Revenues attributed to product types are distinguished as infusion systems, pressure monitoring systems, cath lab packs and accessories and respiratory products.

                Infusion Systems—Infusion systems consist of a portfolio of products that function together to transport measured doses of fluids and drugs into a patient’s vascular system.

                Pressure Monitoring Systems—Pressure monitoring systems include disposable, semi-disposable and reusable blood pressure transducers that are used to measure blood pressures within the body. In addition, the Company designs, manufactures and markets a complete line of pressure infusion bags.

                Cath Lab Packs and Accessories—Cath lab packs are pre-packaged trays that are assembled with single-use products selected by the cardiac catheterization and radiology laboratory personnel performing diagnostic and interventional catheterization procedures.

                Respiratory Products—Respiratory products include medical devices used for oxygen administration, anesthesia and ventilator circuits, unit dose solutions and humidification.

                The following sets forth certain financial information attributable to the Company’s primary product lines for the years ended December 31, 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
	(in thousands)

Net Sales
Infusion systems	$273,477	$162,134	$57,126
Pressure monitoring systems	32,087	28,127	23,655
Cath lab packs and accessories	27,756	26,726	18,661
Respiratory products	7,412	2,123	1,315
Total	$340,732	$219,110	$100,757

                No end customer accounted for greater than 10% of net sales for the years ended December 31, 2004, 2003 and 2002.

15.  REORGANIZATION ACTIVITIES

                On February 9, 2001, the Company approved a plan to reorganize its operations in Hilliard, Ohio and Atlanta, Georgia. Operations previously based in Hilliard were consolidated with the Dublin, Ohio facility and operations in Atlanta were moved to a new facility leased in Duluth, Georgia. As a result of reorganizing these operations, the Company eliminated certain redundant functions. In addition, the Company approved plans to reorganize its German operations. As of February 9, 2001, the Company accrued approximately $0.7 million in estimated costs associated with these reorganization activities. These costs consisted of approximately $0.5 million for employee separation and $0.2 million for disposal costs related to certain equipment and facilities. The Company completed the reorganization activities during 2002.

                In December 2002, the Company announced that it would be relocating certain manufacturing operations in order to reduce costs. As a result of the move, the Company also realigned its current organization structure. The Company recorded a restructuring reserve of approximately $0.5 million in accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company also recorded a restructuring reserve of approximately $0.1 million in accordance with EITF 95-3. The Company completed the restructuring during 2004.

                In December 2003, the Company announced that it would reorganize its Jelco business (see Note 4). As such, the Company recorded $1.9 million in employee separation costs. The Company expects to complete this reorganization in 2005.

                The amounts charged against the accrual for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Employee Separation Costs	Other Exit Costs	Total

Balance, December 31, 2001	$391	$8	$399
Amounts paid	(88)	3	(85)
Amounts reversed	(219)	(11)	(230)
Current period charges	585	—	585
Balance, December 31, 2002	669	—	669
Amounts paid	(208)	—	(208)
Jelco restructuring costs	1,936	—	1,936
Amounts reversed	(64)	—	(64)
Balance, December 31, 2003	2,333	—	2,333
Amounts paid	(1,207)	—	(1,207)
Amounts reversed	(773)	—	(773)
Balance, December 31, 2004	$353	$—	$353

                Per the table above, all restructuring reserves reversed in fiscal years 2004 and 2003 were recorded as a component of other income. However, amounts reversed in 2002 were recorded as a reduction of goodwill.

                As a result of the Jelco acquisition in 2003, management decided to close its Costa Rica manufacturing facility and relocate its operations to Jelco’s Monterrey, Mexico facility. The closure of the facility was substantially completed as of December 31, 2003. The Costa Rica facility recorded no revenues for the years ended December 31, 2002 and 2003 and the Company recognized a pre-tax loss from operations of $2.1 million for the year ended December 31, 2003. The Company accounted for these costs in accordance with SFAS No. 146. Additionally, the Company incurred costs of $1.0 million in 2003, related to the write down of long-lived assets.  These costs were charged to expense during the first quarter of fiscal year 2003.

16.  SUBSEQUENT EVENT

                On December 5, 2004, the Company entered into an Agreement and Plan of Merger with Smiths Group LLC (“Smiths”), a company formed under the laws of England and Wales.  Upon consummation of the Merger, Smiths paid approximately $650 million to the Company’s stockholders and option holders.  In addition, Smiths repaid $128.1 million of the Company’s senior debt and assumed $200.0 million of 8 7/8% senior subordinated notes due 2013.  Consummation of the Merger was subject to customary conditions, including antitrust approvals or clearances.  The Smiths transaction closed on March 21, 2005.

17.  GUARANTOR SUBSIDIARIES—SUPPLEMENTAL COMBINING FINANCIAL STATEMENTS

On May 21, 2003, Medex, Inc. issued the Notes (see Note 7) which are guaranteed by MedVest Holdings Corporation and each of the Medex’s domestic subsidiaries, Medex Medical, Inc. and Medex Cardio-Pulmonary, Inc. (the “Subsidiary Guarantors”). The Notes are not guaranteed by Medex’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”).  Pursuant to applicable rules of the Securities and Exchange Commission, Medex is required to present consolidating financial information with respect to MedVest, Medex, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries of the Notes.

                The following supplemental schedules present the consolidating financial data for the guarantors and non-guarantors as of and for the years ended December 31, 2004, 2003 and 2002.

The Notes are guaranteed on a full, unconditional, unsecured, senior subordinated, joint and several bases by MedVest, the Subsidiary Guarantors and any other future domestic restricted subsidiary of Medex.

MedVest Holdings Corporation

Supplemental Combining Balance Sheet

As of December 31, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25	$33,283	$(16)	$16,771	$—	$50,063
Accounts receivable, net	—	32,825	302	23,848	—	56,975
Inventories, net	—	28,939	979	26,924	—	56,842
Other current assets	—	9,152	56	7,439	—	16,647
Total current assets	25	104,199	1,321	74,982	—	180,527

Property, Plant and Equipment, net	—	73,633	—	33,985	—	107,618

Goodwill	—	110,804	361	14,393	—	125,558
Other intangible assets, net	—	102,482	—	42	—	102,524
Investment in subsidiaries	103,400	33,782	—	—	(137,182)	—
Other long-term assets	—	11,011	—	49	—	11,060
TOTAL ASSETS	$103,425	$435,911	$1,682	$123,451	$(137,182)	$527,287

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$—	$4,533	$276	$7,246	$—	$12,055
Salaries and wages payable	—	9,789	(4)	6,076	—	15,861
Accrued interest	—	3,042	—	—	—	3,042
Accrued expenses and other liabilities	—	10,539	41	5,093	(194)	15,479
Income taxes payable	47	(1,797)	—	3,574	—	1,962
Current portion of long-term debt	—	23,400	—	—	—	23,400
Total current liabilities	47	49,506	313	21,989	(194)	71,661

Long-term debt	—	304,650	—	—	—	304,650
Other long-term liabilities	—	4,005	—	5,710	(5)	9,710

Intercompany balances	11,966	(65,559)	9,016	44,760	(183)	—

SHAREHOLDERS’ EQUITY:
Preferred stock	91,257	(1)	—	—	—	91,256
Common stock	10,141	103,400	—	33,782	(137,525)	9,798
Accumulated other comprehensive income	—	—	—	9,686	—	9,686
Retained earnings (deficit)	(9,986)	39,910	(7,647)	7,524	725	30,526
Total shareholders’ equity (deficiency)	91,412	143,309	(7,647)	50,992	(136,800)	141,266
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$103,425	$435,911	$1,682	$123,451	$(137,182)	$527,287

MedVest Holdings Corporation

Supplemental Combining Balance Sheet

As of December 31, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25	$14,600	$(31)	$9,266	$—	$23,860
Accounts receivable, net	—	14,840	340	18,523	—	33,703
Inventories, net	—	24,377	1,374	24,405	—	50,156
Other current assets	2,400	1,069	20	3,350	—	6,839
Total current assets	2,425	54,886	1,703	55,544	—	114,558

Property, Plant and Equipment, net	—	82,706	242	33,202	—	116,150

Goodwill	—	119,263	361	4,680	—	124,304
Other intangible assets, net	—	106,186	—	—	—	106,186
Investment in subsidiaries	103,400	31,195	—	—	(134,595)	—
Other long-term assets	—	12,629	(1)	356	2	12,986
TOTAL ASSETS	$105,825	$406,865	$2,305	$93,782	$(134,593)	$474,184

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade accounts payable	$—	$3,453	$21	$17,626	$—	$21,100
Salaries and wages payable	—	5,515	14	3,449	—	8,978
Accrued inventory repurchase liability	—	—	—	3,826	—	3,826
Accrued interest	—	3,762	—	—	—	3,762
Accrued expenses and other liabilities	2,400	8,247	71	1,218	—	11,936
Income taxes payable	47	169	—	495	—	711
Current portion of long-term debt	—	1,300	—	—	—	1,300
Total current liabilities	2,447	22,446	106	26,614	—	51,613

Long-term debt	—	328,050	—	—	—	328,050
Other long-term liabilities	—	—	—	3,998	—	3,998

Intercompany balances	9,566	(47,824)	4,313	34,325	(380)	—

SHAREHOLDERS’ EQUITY:
Preferred stock	91,257	(1)	—	—	—	91,256
Common stock	10,141	103,400	—	31,195	(134,938)	9,798
Accumulated other comprehensive income	—	—	—	3,841	—	3,841
Retained earnings (deficit)	(7,586)	794	(2,114)	(6,191)	725	(14,372)
Total shareholders’ equity (deficiency)	93,812	101,950	(2,114)	10,552	(113,677)	90,523
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,825	$406,865	$2,305	$93,782	$(142,456)	$474,184

MedVest Holdings Corporation

Supplemental Combining Statement of Operations

For the year ended December 31, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$—	$231,639	$2,371	$166,686	$(59,964)	$340,732

COST OF GOODS SOLD	—	97,082	4,567	115,378	(59,964)	157,063

GROSS MARGIN	—	134,557	(2,196)	51,308	—	183,669

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,400	67,174	3,360	36,422	—	109,356

LOSS (GAIN) FROM OPERATIONS OF ABANDONED FACILITY	—	2,311	—	(2,190)	—	121

OPERATING EARNINGS (LOSS)	(2,400)	65,072	(5,556)	17,076	—	74,192

OTHER INCOME (EXPENSES):
Interest expense, net	—	(20,563)	—	(4,113)	—	(24,676)
Other	—	(736)	23	326		(387)
Other income (expenses), net	—	(21,299)	23	(3,787)	—	(25,063)

INCOME (LOSS) BEFORE INCOME TAXES	(2,400)	43,773	(5,533)	13,289	—	49,129

INCOME TAX EXPENSE	—	(2,835)	—	(1,396)		(4,231)

NET INCOME (LOSS)	$(2,400)	$40,938	$(5,533)	$11,893	$—	$44,898

MedVest Holdings Corporation

Supplemental Combining Statement of Operations

For the year ended December 31, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$—	$152,954	$2,184	$101,414	$(37,442)	$219,110

COST OF GOODS SOLD	—	78,262	2,908	80,840	(37,442)	124,568

GROSS MARGIN	—	74,692	(724)	20,574	—	94,542

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	52,278	1,019	22,775	—	76,072

LOSS FROM OPERATIONS OF ABANDONED FACILITY	—	—	—	2,132	—	2,132

OPERATING EARNINGS (LOSS)	—	22,414	(1,743)	(4,333)	—	16,338

OTHER INCOME (EXPENSES):
Interest expense, net	—	(16,729)	—	(3,511)	—	(20,240)
Loss on early extinguishment of long-term debt	—	(3,727)	—	—	—	(3,727)
Other	(501)	(2,005)	1	2,556	652	703
Other income (expenses), net	(501)	(22,461)	1	(955)	652	(23,264)

INCOME (LOSS) BEFORE INCOME TAXES	(501)	(47)	(1,742)	(5,288)	652	(6,926)

INCOME TAX EXPENSE	(48)	(100)	(3)	(309)		(460)

NET INCOME (LOSS)	$(549)	$(147)	$(1,745)	$(5,597)	$652	$(7,386)

MedVest Holdings Corporation

Supplemental Combining Statement of Operations

For the year ended December 31, 2002

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined

NET SALES	$—	$64,941	$1,308	$57,726	$(23,218)	$100,757

COST OF GOODS SOLD	—	37,577	1,096	43,549	(23,218)	59,004

GROSS MARGIN	—	27,364	212	14,177	—	41,753

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	—	21,188	582	11,619	—	33,389

LOSS FROM OPERATIONS OF ABANDONED FACILITY	—	—	—	59	—	59

OPERATING EARNINGS (LOSS)	—	6,176	(370)	2,499	—	8,305

OTHER INCOME (EXPENSES):
Interest expense, net	—	(6,371)	—	(788)	—	(7,159)
Loss on early extinguishment of long-term debt	—	(2,549)	—	—	—	(2,549)
Other	(1,274)	1,952	—	(195)	72	555
Other income (expenses), net	(1,274)	(6,968)	—	(983)	72	(9,153)

INCOME (LOSS) BEFORE INCOME TAXES	(1,274)	(792)	(370)	1,516	72	(848)

INCOME TAX EXPENSE	—	(747)	—	(101)	—	(848)

NET INCOME (LOSS)	$(1,274)	$(1,539)	$(370)	$1,415	$72	$(1,696)

MedVest Holdings Corporation

Supplemental Combining Statement of Cash Flows

For the year ended December 31, 2004

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,400)	$40,938	$(5,533)	$11,893	$—	$44,898
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	13,015	—	7,154	—	20,169
Amortization	—	4,803	—	—	—	4,803
Gain on disposal of assets	—	104	—	675	—	779
Changes in operating assets and liabilities:
Accounts receivable, net	—	(17,985)	38	(3,527)	—	(21,474)
Inventories, net	—	(4,562)	394	730	—	(3,438)
Other assets	2,400	(2,643)	(37)	128	—	(152)
Trade accounts payable	—	1,080	254	(10,030)	—	(8,696)
Salaries and wages payable	—	4,275	(18)	2,148	—	6,405
Accrued expenses and other liabilities	—	(16,826)	4,917	15,769	—	3,860
Income taxes payable	—	(6,873)	—	392	—	(6,481)
Net cash provided by operating activities	—	15,326	15	25,332	—	40,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustment to purchase price of acquisitions	—	8,459	—	(8,063)	—	396
Purchases of property, plant and equipment	—	(4,452)	—	(6,689)	—	(11,141)
Proceeds from sale of assets	—	650	—	—	—	650
Net cash provided by/(used in) investing activities	—	4,657	—	(14,752)	—	(10,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principle payment on long-term debt	—	(1,300)	—	—	—	(1,300)
Net cash used in financing activities	—	(1,300)	—	—	—	(1,300)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(3,075)	—	(3,075)

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	18,683	15	7,505	—	26,203

CASH AND CASH EQUIVALENTS - Beginning of period	25	14,600	(31)	9,266	—	23,860
CASH AND CASH EQUIVALENTS - End of period	$25	$33,283	$(16)	$16,771	$—	$50,063

MedVest Holdings Corporation

Supplemental Combining Statement of Cash Flows

For the year ended December 31, 2003

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(549)	$(147)	$(1,745)	$(5,597)	$652	$(7,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	11,523	37	1,586	—	13,146
Amortization	—	2,805	—	—	—	2,805
Loss on extinguishment of debt	—	3,727	—	—	—	3,727
Changes in operating assets and liabilities:
Accounts receivable, net	—	(6,781)	6	(9,973)	—	(16,748)
Inventories, net	—	13,516	(346)	(6,946)	—	6,224
Other assets	501	26,792	(16)	(33,938)	—	(6,661)
Trade accounts payable	—	1,534	(66)	13,645	—	15,113
Salaries and wages payable	—	2,930	(6)	670	—	3,594
Accrued expenses and other liabilities	—	(41,650)	2,169	50,977	(652)	10,844
Income taxes payable	48	70	—	(819)	—	(701)
Net cash provided by operating activities	—	14,319	33	9,605	—	23,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	(339,350)	(54)	1,220	—	(338,184)
Acquisition costs	—	(3,462)	—	1	—	(3,461)
Adjustment to purchase price of acquisitions	—	(54)	—	—	—	(54)
Change in investment in subsidiaries	(103,125)	103,125	—	—	—	—
Purchases of property, plant and equipment	—	(9,884)	(34)	(1,063)	—	(10,981)
Net cash provided by/(used in) investing activities	(103,125)	(249,625)	(88)	158	—	(352,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	331,367	—	30	—	331,397
Proceeds from sale of stock	103,150	(25)	—	—	—	103,125
Stock transaction costs	—	(4,593)	—	—	—	(4,593)
Net payments from revolving line of credit	—	(13,000)	—	—	—	(13,000)
Debt issuance costs	—	(13,922)	—	—	—	(13,922)
Principal payment on long-term debt	—	(50,317)	—	—	—	(50,317)
Net cash provided by financing activities	103,150	249,510	—	30	—	352,690

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(1,389)	—	(1,389)

NET CHANGE IN CASH AND CASH EQUIVALENTS	25	14,204	(55)	8,404	—	22,578

CASH AND CASH EQUIVALENTS - Beginning of period	—	396	24	862	—	1,282
CASH AND CASH EQUIVALENTS - End of period	$25	$14,600	$(31)	$9,266	$—	$23,860

MedVest Holdings Corporation

Supplemental Combining Statement of Cash Flows

For the year ended December 31, 2002

(in thousands)			Subsidiary	Non-Guarantor	Combining	MedVest
	MedVest	Medex	Guarantors	Subsidiaries	Adjustments	Combined
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,274)	$(1,539)	$(370)	$1,415	$72	$(1,696)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	—	2,978	7	661	—	3,646
Amortization	—	7	—	—	—	7
Accretion of discounted debt	—	1,568	—	—	—	1,568
ESOP compensation earned	—	1,548	—	—	—	1,548
Loss on early extinguishment of long-term debt	—	2,549	—	—	—	2,549
Loss on disposal of assets	—	22	—	61	—	83
Changes in operating assets and liabilities:
Accounts receivable, net	—	(688)	(346)	(593)	—	(1,627)
Inventories, net	—	(573)	(678)	(728)	—	(1,979)
Other assets	1,274	(2,044)	(3)	471	—	(302)
Trade accounts payable	—	48	87	(589)	—	(454)
Salaries and wages payable	—	(4,389)	20	125	—	(4,244)
Accrued expenses and other liabilities	—	749	2,071	(26)	(72)	2,722
Income taxes payable	—	887	—	(231)	—	656
Net cash provided by operating activities	—	1,123	788	566	—	2,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	—	—	(511)	—	—	(511)
Acquisition costs	—	(195)	—	—	—	(195)
Adjustment to purchase price of acquisitions	—	854	—	—	—	854
Purchases of property, plant and equipment	—	(2,054)	(253)	(866)	—	(3,173)
Net cash used in investing activities	—	(1,395)	(764)	(866)	—	(3,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	61,300	—	—	—	61,300
Net payments from revolving line of credit	—	(6,748)	—	—	—	(6,748)
Debt issuance costs	—	(1,299)	—	—	—	(1,299)
Principal payment on long-term debt	—	(52,725)	—	—	—	(52,725)
Repurchase of common stock	—	(80)	—	—	—	(80)
Net cash provided by financing activities	—	448	—	—	—	448

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	130	—	130

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	176	24	(170)	—	30

CASH AND CASH EQUIVALENTS - Beginning of period	—	220	—	1,032	—	1,252
CASH AND CASH EQUIVALENTS - End of period	$—	$396	$24	$862	$—	$1,282

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                                      None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

                Company management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(c)  Change in Internal Control over Financial Reporting

                No change in the Company’s internal control over financial reporting occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

                None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The following table sets forth certain information with respect to each of the Company’s executive officers and directors as of March 22, 2005.

Name	Age	Position

Dominick A. Arena	62	President, Chief Executive Officer and Director
Dr. Georg Landsberg	50	Senior Vice President of European Operations and Director
Michael I. Dobrovic	40	Vice President, Chief Financial Officer and Treasurer
Ralph B. Dickman, Jr. (1)	56	Vice President, Operations and Assistant Secretary
Charles J. Jamison	60	Vice President, General Counsel and Secretary
Chris Surch	43	Chairman of the Board
Chris Hutchison	43	Director

                Dominick A. Arena has served as the Company’s President and Chief Executive Officer since January 2000, and has served as a Director since 2001. Mr. Arena joined the operating team of the Company’s predecessor, The Furon Company (“Furon”), in January 1997 to lead its healthcare business, having served as Furon’s healthcare consultant since December 1995. Following the acquisition of Medex by Furon, Mr. Arena served as President of Medex from January 1997 to July 1998. From August 1998 until his return to Medex in January 2000, Mr. Arena served as a consultant to Furon and as a managing member of LDSE International LLC, a start-up veterinary company. Previously, he was the President of three medical device manufacturers: AnaMed International from 1993 to 1995; Hudson Respiratory Care, Inc. from 1989 to 1993; and Respiratory Care, Inc. (a subsidiary of Kendall Company) from 1986 to 1989, when it was acquired by Hudson. Mr. Arena has 26 years of industry experience.

Dr. Georg Landsberg has served as the Company’s Senior Vice President of European Operations, with responsibility for sales and operations in all European countries, since July 1997, and has served as a Director since 2001. Before that, he was Vice President of Sales and Marketing for Europe and General Manager of our European entities. Dr. Landsberg has more than 15 years of experience in the medical market.

Michael I. Dobrovic has been the Company’s Chief Financial Officer since December 1999. Before that, Mr. Dobrovic was the Director of Internal Audit for Furon from 1997 to 1999. Before joining Furon, Mr. Dobrovic was Director of Accounting for Harvard Industries from 1996 to 1997 and held various positions with Price Waterhouse from 1987 to 1996. While with Price Waterhouse, he spent nearly four years on assignment in Eastern Europe.

Ralph B. Dickman, Jr. has been the Company’s Vice President, Operations since 1998. Mr. Dickman has 29 years of industry experience. From 1986 to 1997 Mr. Dickman held several management positions with IMED, including five years as Vice President of Operations. From 1974 to 1985, Mr. Dickman was employed with Deseret Medical, a catheter and operating room disposable products manufacture, in various manufacturing and human resources positions.

(1) Effective March 22, 2005, Mr. Dickman has retired from the Company.

Charles J. Jamison has been the Company’s Vice President and General Counsel since 2001. Prior to joining Medex, Mr. Jamison was engaged in the private practice of law in California for over 23 years.

     Chris Surch has been recently appointed as Chairman of the Company’s Board following the completion of the Smiths merger.  Mr. Surch has been with Smiths in various capacities since 1995, most recently as Director of Finance, Strategy and Development for Smiths Medical.  Mr. Surch spent 6 years with TI Group plc, prior to its acquisition by Smiths. Prior to his employment with Smiths and TI Group plc, Mr. Surch spent 11 years with PriceWaterhouseCoopers.

Chris Hutchison has recently been appointed as one of the Company’s Directors following the completion of the Smiths merger.  Mr. Hutchison joined Smiths in 1998 as Vice President of Sales and Marketing at Deltec, Inc.  From 2001 to 2003 he was Managing Director of Graseby Medical, Ltd. In Watford, UK.  Mr. Hutchison served as President of Smiths Medical, ASD, Inc. for the 20 months prior to being named to his current position of Senior Vice President of Sales for Smiths Medical Critical Care.

Directors of the Company are elected annually and hold office until the next annual meeting of shareholders and until their successors are duly elected and qualified.

There are no family relationships among our directors or executive officers. There are no material proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to the Company or Holding or any of their subsidiaries, or has a material interest adverse to the Company or Holding, or any of their subsidiaries.

To our knowledge, none or our directors or executive officers has been convicted in a criminal proceeding during the last five years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last five year (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.

Audit Committee and Financial Expert

Prior to the Smiths merger, the Company’s audit committee was comprised of Alan L. Heller, Timothy A. Dugan, James G. Connelly III and Harreld N. Kirkpatrick III.  The Board determined that Mr. Heller was an “audit committee financial expert” as defined by the Securities and Exchange Commission (“SEC”) and was considered to be independent.  As of the Smiths merger and the changes to the MedVest Board of Directors, a new audit committee has not yet been appointed.

Financial Code of Ethics

The Company has adopted a Financial Code of Ethics that applies to its principal executive officer, principal financial officer, controller and persons performing similar functions. The Financial Code of Ethics has been filed as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for the Chief Executive Officer and the Company’s four other executive officers who were the most highly compensated for the fiscal year ended December 31, 2004 (together, the “named executive officers”). All of the information in this table reflects compensation earned by the named executive officers for services rendered to the Company.

Summary Compensation Table

	Annual Compensation					Long-Term Compensation Awards
						Securities
Name	Fiscal			Other Annual		Underlying		All Other
and Principal Position	Year	Salary	Bonus	Compensation		Options		Compensation

Dominick A. Arena	2004	$359,154	$256,725	$83,068	(1)	—		$48,520	(6)
President, Chief	2003	320,309	124,019	25,742	(2)	—		1,991,493	(7)(8)
Executive Officer	2002	263,421	102,000	42,866	(3)	330,000	(4)	9,654	(9)
Dr. Georg Landsberg	2004	287,880	163,970	20,577	(1)	—		390,392	(6)(8)
Senior Vice President	2003	239,849	67,685	18,197	(2)	—		926,355	(7)(8)
of European Operations	2002	194,798	51,224	15,182	(3)	165,000	(5)	1,652	(9)
Michael I. Dobrovic	2004	205,231	102,690	25,174	(1)	—		13,590	(6)
Vice President and	2003	181,099	53,069	117,111	(2)	—		1,312,016	(7)(8)
Chief Financial Officer	2002	175,868	41,310	46,707	(3)	165,000	(5)	5,758	(9)
Ralph B. Dickman, Jr.	2004	195,231	97,556	25,174	(1)	—		28,953	(6)
Vice President	2003	185,210	65,788	113,895	(2)	—		1,312,051	(7)(8)
Operations	2002	177,267	53,180	45,698	(3)	165,000	(5)	6,106	(9)
Charles J. Jamison	2004	205,231	102,690	76,429	(1)	—		40,534	(6)
Vice President and	2003	181,099	53,069	26,673	(2)	—		1,319,213	(7)(8)
General Counsel	2002	144,658	41,310	34,484	(3)	165,000	(5)	7,163	(9)

(1)                                  Includes transportation allowances, cost of living allowances and reimbursement of relocation expenses paid to Messrs. Arena, Landsberg, Dickman, Dobrovic and Jamison in fiscal year 2004:

	Car Allowance	Cost of Living	Relocation

Dominick A. Arena	$18,360	$—	$64,708
Dr. Georg Landsberg	20,577	—	—
Michael I. Dobrovic	16,200	8,974	—
Ralph B. Dickman, Jr.	16,200	8,974	—
Charles J. Jamison	16,200	8,974	51,255

(2)                                  Includes transportation allowances, cost of living allowances and reimbursement of relocation expenses paid to Messrs. Arena, Landsberg, Dickman, Dobrovic and Jamison in fiscal year 2003:

	Car Allowance	Cost of Living	Relocation

Dominick A. Arena	$18,242	$—	$7,500
Dr. Georg Landsberg	18,197	—	—
Michael I. Dobrovic	16,096	3,077	97,938
Ralph B. Dickman, Jr.	16,096	3,077	94,722
Charles J. Jamison	16,096	3,077	7,500

(3)                                  Includes transportation allowances and reimbursement of relocation expenses paid to Messrs. Arena, Landsberg, Dickman, Dobrovic and Jamison in fiscal year 2002:

	Car Allowance	Relocation

Dominick A. Arena	$18,360	$24,506
Dr. Georg Landsberg	15,182	—
Michael I. Dobrovic	16,200	30,507
Ralph B. Dickman, Jr.	16,200	29,498
Charles J. Jamison	16,200	18,284

(4)                                  Consists of 297,000 preferred shares and 33,000 common shares.

(5)                                  Consists of 148,500 preferred shares and 16,500 common shares.

(6)                                  Includes company contributions to various defined contribution plans for fiscal year 2004 on behalf of the named executive officers and group term life insurance premiums attributable to the named executive officers for fiscal year 2004 in the following amounts:

	Defined Contribution Plans	Life Insurance

Dominick A. Arena	$11,226	$37,294
Dr. Georg Landsberg	2,176	7,591
Michael I. Dobrovic	8,794	4,796
Ralph B. Dickman, Jr.	8,762	20,191
Charles J. Jamison	10,498	30,036

(7)                                  Includes company contributions to various defined contribution plans for fiscal year 2003 on behalf of the named executive officers and group term life insurance premiums attributable to the named executive officers for fiscal year 2003 in the following amounts:

	Defined Contribution Plans	Life Insurance

Dominick A. Arena	$7,000	$4,493
Dr. Georg Landsberg	1,980	—
Michael I. Dobrovic	6,670	346
Ralph B. Dickman, Jr.	5,361	1,690
Charles J. Jamison	6,558	1,655

(8)                                  Messrs. Arena, Landsberg, Dobrovic, Dickman and Jamison each entered into a severance and non-compete agreement with the Company on May 21, 2003. Included in “All Other Compensation” for fiscal year 2003 are the first of three installment payments pursuant to the severance and non-compete agreements paid to each named executive officer on May 21, 2003 (Mr. Arena, $1,402,500; Mr. Landsberg, $924,375; Mr. Dobrovic, $924,375; Mr. Dickman, $924,375; and Mr. Jamison, $924,375) and the second of three installment payments pursuant to the severance and non-compete agreements paid to Messrs. Arena, Dobrovic, Dickman and Jamison on December 30, 2003 (Mr. Arena, $577,500 and Messrs. Dobrovic, Dickman and Jamison, $380,625). The second of three installment payments pursuant to the severance and non-compete agreement to Mr. Landsberg of $380,625 was paid in the first quarter of the 2004 fiscal year.

(9)                                  Includes company contributions to various defined contribution plans for fiscal year 2002 on behalf of the named executive officers and group term life insurance premiums attributable to the named executive officers for fiscal year 2002 in the following amounts:

	Defined Contribution Plans	Life Insurance

Dominick A. Arena	$5,875	$3,779
Dr. Georg Landsberg	1,652	—
Michael I. Dobrovic	5,500	258
Ralph B. Dickman, Jr.	5,264	842
Charles J. Jamison	5,929	1,234

Option/SAR Grants in Last Fiscal Year

                During fiscal years ended December 31, 2004 and 2003, no options were granted to any of the Company’s named executive officers.

Option Exercises and Fiscal Year-End Values

                During fiscal year ended December 31, 2004, none of the Company’s named executive officers exercised any stock options. The following table sets forth information with respect to the number of unexercised stock options held by the named executive officers on December 31, 2004, and the value of the unexercised in-the-money stock options on that date.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised in-the-Money Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Dominick A. Arena	330,000	—	$9,275,310	$—
Dr. Georg Landsberg	165,000	—	4,637,655	—
Michael I. Dobrovic	165,000	—	4,637,655	—
Ralph B. Dickman, Jr.	165,000	—	4,637,655	—
Charles J. Jamison	165,000	—	4,637,655	—

(1)                                  Consists of options exercisable for 297,000 preferred shares and 33,000 common shares at an exercise price of $1.60 per share.  All options expire on April 30, 2012, 10 years from date of grant.

(2)                                  Consists of options exercisable for 148,500 preferred shares and 16,500 common shares at an exercise price of $1.60 per share.  All options expire on April 30, 2012, 10 years from date of grant.

(3)                                  The value of outstanding options is determined by the fair market value of common and preferred stock of $198.88 and $10.91, respectively, per share as of March 21, 2005 less the exercise price of $1.60 per share.   The value of outstanding options was determined by the final payment from Smiths Medical Holdco Limited on March 21, 2005.

Employee Stock Option Plans

                The Company maintains a 2001 Stock Option Plan, a 2002 Stock Option Plan and a 2004 Stock Option Plan (collectively, the “Stock Option Plans”) to foster and promote its long-term financial success and increase stockholder value by providing for the acquisition of an ownership interest in the Company by its employees and non-employee directors.

                The Stock Option Plans provide for discretionary grants of non-qualified stock options and qualified incentive stock options to acquire Company common stock and are administered by the management development committee of the Company’s board of directors, which determines the option price and exercise period and conditions to exercise of the option at the date of the option grant. As of December 31, 2004, options to purchase an aggregate of 1,717,177.5 shares of the Company’s participating preferred stock and 211,117.5 shares of the Company’s common stock were issued and outstanding under the Stock Option Plans.

                Unless otherwise provided in an individual option grant, the Stock Option Plans reserve a right of first refusal in the Company’s favor to repurchase any shares acquired upon exercise of the option. Furthermore, upon termination of employment for any reason, including death, the option holder may exercise any outstanding options granted to him or her that are then exercisable. Unless otherwise specified, the Company may repurchase options upon termination of employment for a price equal to the per share fair market value of the Company’s common stock.

Employment Agreements

                Mr. Dominick Arena has entered into a severance and non-compete agreement with the Company that provides for the “at will” employment of Mr. Arena as President and Chief Executive Officer. Under the terms of the agreement, Mr. Arena is paid an annual base salary and is entitled to receive other benefits and an annual year-end performance bonus determined in accordance with Medex’s existing policies. Mr. Arena has been and will be paid certain retention bonuses and non-competition fees in an aggregate amount equal to $2,255,000. Of the $2,255,000, $1,980,000 has been paid to Mr. Arena as of December 31, 2004.  The non-competition, non-solicitation provisions of the agreement restrict Mr. Arena from engaging in competitive activities or hiring any present MedVest employee for a period of thirty-six months following resignation or termination. In the event that Mr. Arena’s employment is terminated without cause or by Mr. Arena for good reason, Mr. Arena is entitled to a payment equal to two times his annual salary and his target performance bonus.  In connection with the Smiths transaction, Mr. Arena entered into an agreement with Medex and Smiths Medical Holdco Limited dated December 5, 2004 that will amend the existing severance and non-compete agreement upon closing of the Smiths transaction.  Under the terms of the agreement, Mr. Arena will be entitled to receive an annual base salary of $364,000 and an automobile allowance of $1,600 per month.  Additionally, Mr. Arena agreed to postpone receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus until December 31, 2005 or upon the earlier termination of his employment by Medex or by Mr. Arena for good reason.  Further, if Mr. Arena continues to be employed by Medex on the one year anniversary of the closing of the Smiths transaction, Mr. Arena will receive a bonus equal to two times his annual salary and his target performance bonus.  However, if prior to receiving his remaining non-competition fees, 2004 annual bonus or retention bonus, Mr. Arena voluntarily terminates his employment, he has agreed to forego the receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus.

Dr. Georg Landsberg has entered into a severance and non-compete agreement with the Company. The agreement provides for the “at will” employment of Dr. Landsberg as Senior Vice President, Europe. Under the terms of the agreement, Dr. Landsberg is paid an annual base salary and is entitled to receive other benefits and an annual year-end performance bonus determined in accordance with the Company’s existing policies. Dr. Landsberg has been and will be paid certain retention bonuses and non-competition fees in an aggregate amount equal to $1,486,250. Of the $1,486,250, $924,375 was paid on May 21, 2003 and $380,625 was paid during the first quarter of the 2004 fiscal year. The non-competition, non-solicitation provisions of the agreement restrict Dr. Landsberg from engaging in competitive activities or hiring any present Company employee for a period of twenty-four months following resignation or termination. In the event that Dr. Landsberg’s employment is terminated without cause or by Dr. Landsberg for good reason, Dr. Landsberg is entitled to a payment equal to two times his annual salary and his target performance bonus.  In connection with the Smiths transaction, Mr. Landsberg entered into an agreement with Medex and Smiths Medical Holdco Limited dated December 4, 2004.  Under the terms of the agreement, Mr. Landsberg will be entitled to receive an annual gross salary of Euro 234,000, a one-time bonus up to a maximum of 50% of base salary based on performance against agreed objectives and an annual bonus agreement with a potential bonus, if any, up to a maximum of 50% of base salary based on (i) the performance of the business for which Dr. Landsberg is responsible, (ii) the performance of Smiths Medical and (iii) the successful completion of personal objectives agreed with Dr. Landsberg.  Additionally, Mr. Landsberg agreed to postpone receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus until December 31, 2005 or upon the earlier termination of his employment by Medex or by Mr. Landsberg for good reason.  Further, if Mr. Landsberg continues to be employed by Medex on the one year anniversary of the closing of the Smiths transaction, Mr. Landsberg will receive a bonus equal to two times his annual salary and his target performance bonus.  However, if prior to receiving his remaining non-competition fees, 2004 annual bonus or retention bonus, Mr. Landsberg voluntarily terminates his employment, he has agreed to forego the receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus.   Under the agreement, Dr. Landsberg is also entitled to certain benefits including a company car, a mobile phone, coverage under Smiths’ D&O insurance policy and, at Dr. Landsberg’s request, the Company will make annual contributions of Euro 1,752 on behalf of Dr. Landsberg to an insurance company in accordance with the provisions of a direct insurance.

Mr. Michael I. Dobrovic has entered into a severance and non-compete agreement with the Company. The agreement provides for the “at will” employment of Mr. Dobrovic as Vice President and Chief Financial Officer. Under the terms of the agreement, Mr. Dobrovic is paid an annual base salary and is entitled to receive other benefits and an annual year-end performance bonus determined in accordance with the Company’s existing policies. Mr. Dobrovic has been and will be paid certain retention bonuses and non-competition fees in an aggregate amount equal to $1,486,250. Of the $1,486,250, $1,305,000 has been paid to Mr. Dobrovic as of December 31, 2004.  The non-competition, non-solicitation provisions of the agreement restrict Mr. Dobrovic from engaging in competitive activities or hiring any present Company employee for a period of twenty-four months following resignation or termination. In the event that Mr. Dobrovic’s employment is terminated without cause or by Mr. Dobrovic for good reason, Mr. Dobrovic is entitled to a payment equal to two times his annual salary and his target performance bonus. In connection with the Smiths transaction, Mr. Dobrovic entered into an agreement with Medex and Smiths Medical Holdco Limited dated December 5, 2004 that will amend the existing severance and non-compete agreement upon closing of the Smiths transaction.  Under the terms of the agreement, Mr. Dobrovic will be entitled to receive an annual base salary of $208,000, an automobile allowance of $1,600 per month and an annual cost of living allowance in an amount equal to (i) $6,667 per year from the closing of the Smiths transaction until September 1, 2005 and (ii) $3,333 per year from September 1, 2005 until September 1, 2006.  Additionally, Mr. Dobrovic agreed to postpone receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus until December 31, 2005 or upon the earlier termination of his employment by Medex or by Mr. Dobrovic for good reason.  Further, if Mr. Dobrovic continues to be employed by Medex on the one year anniversary of the closing of the Smiths transaction, Mr. Dobrovic will receive a bonus equal to two times his annual salary and his target performance bonus.  However, if prior to receiving his remaining non-competition fees, 2004 annual bonus or retention bonus, Mr. Dobrovic voluntarily terminates his employment, he has agreed to forego the receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus.

Mr. Ralph E. Dickman, Jr. has entered into a severance and non-compete agreement with the Company. The agreement provides for the “at will” employment of Mr. Dickman as Vice President, Operations. Under the terms of the agreement, Mr. Dickman is paid an annual base salary and is entitled to receive other benefits and an annual year-end performance bonus determined in accordance with the Company’s existing policies. Mr. Dickman has been and will be paid certain retention bonuses and non-competition fees in an aggregate amount equal to $1,486,250. Of the $1,486,250, $1,305,000 has been paid to Mr. Dickman as of December 31, 2004. The non-competition, non-solicitation provisions of the agreement restrict Mr. Dickman from engaging in competitive activities or hiring any present Company employee for a period of twenty-four months following resignation or termination. In the event that Mr. Dickman’s employment is terminated without cause or by Mr. Dickman for good reason, Mr. Dickman is entitled to a payment equal to two times his annual salary and his target performance bonus.  In connection with the Smiths transaction, Mr. Dickman entered into an agreement with Medex and Smiths Medical Holdco Limited dated December 5, 2004 that will amend the existing severance and non-compete agreement upon closing of the Smiths transaction.  Under the terms of the agreement, Mr. Dickman will be entitled to receive an annual base salary of $197,600, an automobile allowance of $1,350 per month and an annual cost of living allowance in an amount equal to (i) $6,667 per year from the closing of the Smiths transaction until September 1, 2005 and (ii) $3,333 per year from September 1, 2005 until September 1, 2006.  Additionally, Mr. Dickman agreed to postpone receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus until December 31, 2005 or upon the earlier termination of his employment by Medex or by Mr. Dickman for good reason.  Further, if Mr. Dickman continues to be employed by Medex on the one year anniversary of the closing of the Smiths transaction, Mr. Dickman will receive a bonus equal to two times his annual salary and his target performance bonus.  However, if prior to receiving his remaining non-competition fees, 2004 annual bonus or retention bonus, Mr. Dickman voluntarily terminates his employment, he has agreed to forego the receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus.

Mr. Charles J. Jamison has entered into a severance and non-compete agreement with the Company. The agreement provides for the “at will” employment of Mr. Jamison as Vice President, General Counsel. Under the terms of the agreement, Mr. Jamison is paid an annual base salary and is entitled to receive other benefits and an annual year-end performance bonus determined in accordance with the Company’s existing policies. Mr. Jamison has been and will be paid certain retention bonuses and non-competition fees in an aggregate amount equal to $1,486,250. Of the $1,486,250, $1,305,000 has been paid to Mr. Jamison as of December 31, 2004. The non-competition, non-solicitation provisions of the agreement restrict Mr. Jamison from engaging in competitive activities or hiring any present Company employee for a period of twenty-four months following resignation or termination. In the event that Mr. Jamison’s employment is terminated without cause or by Mr. Jamison for good reason, Mr. Jamison is entitled to a payment equal to two times his annual salary and his target performance bonus.  In connection with the Smiths transaction, Mr. Jamison entered into an agreement with Medex and Smiths Medical Holdco Limited dated December 5, 2004 that will amend the existing severance and non-compete agreement upon closing of the Smiths transaction.  Under the terms of the agreement, Mr. Jamison will be entitled to receive an annual base salary of $208,000, an automobile allowance of $1,600 per month and an annual cost of living allowance in an amount equal to (i) $6,667 per year from the closing of the Smiths transaction until September 1, 2005 and (ii) $3,333 per year from September 1, 2005 until September 1, 2006.  Additionally, Mr. Jamison agreed to postpone receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus until December 31, 2005 or upon the earlier termination of his employment by Medex or by Mr. Jamison for good reason.  Further, if Mr. Jamison continues to be employed by Medex on the one year anniversary of the closing of the Smiths transaction, Mr. Jamison will receive a bonus equal to two times his annual salary and his target performance bonus.  However, if prior to receiving his remaining non-competition fees, 2004 annual bonus or retention bonus, Mr. Jamison voluntarily terminates his employment, he has agreed to forego the receipt of his remaining non-competition fees, 2004 annual bonus and retention bonus.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board of Directors or compensation committee.

Compensation of Directors

For the year ended December 31, 2004, the individuals serving on our Board of Directors who were not our employees did not receive any compensation for their service as directors.  However, one of our directors as of December 31, 2004, Al Heller, received 2,800 stock options.  As of March 21, 2005, the close of the Smiths merger, Mr. Heller has resigned from the Company’s Board of Directors.  Our directors are reimbursed for out-of-pocket expenses incurred in connection with their duties as directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of the issued and outstanding common stock of Medex is owned by MedVest. The following table sets forth certain information regarding the beneficial ownership of the common stock and preferred stock of MedVest as of March 10, 2005 (except as indicated below) by:

                                                •                                          all persons known by us to own beneficially 5% or more of our outstanding common stock or preferred stock;

                                                •                                          each of our directors;

                                                •                                          each of the named executive officers in the Summary Compensation Table included in this prospectus; and

                                                •                                          all of our directors and executive officers as a group.

                Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares of common stock and preferred stock beneficially owned by such stockholder.

	Number of Preferred Shares Beneficially Owned (1)		Number of Common Shares Beneficially Owned (1)		Percentage of Total (2)

OEP MedVest LLC	16,247,467.8	(3)	1,805,274.2	(3)	91.4%
c/o One Equity Partners
55 West Monroe St, Suite 1600
Chicago, Illinois 60670-0610
Dominick A. Arena	691,673.4	(4)	76,852.6	(4)	3.8%
Dr. Georg Landsberg	355,781.7	(4)	39,531.3	(4)	2.0%
Michael I. Dobrovic	355,781.7	(4)	39,531.3	(4)	2.0%
Ralph B. Dickman, Jr.	355,781.7	(4)	39,531.3	(4)	2.0%
Charles J. Jamison	355,781.7	(4)	39,531.3	(4)	2.0%
Timothy A. Dugan	16,247,467.8	(5)	1,805,274.2	(5)	91.4%
James G. Connelly III (6)	—		—		—
Harreld N. Kirkpatrick III	16,247,467.8	(5)	1,805,274.2	(5)	91.4%
All directors and executive officers as a group (8 persons)	18,362,268.0	(7)	2,040,252.0	(7)	98.4%

(1)                                  “Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock and preferred stock subject to options, warrants or rights that are currently exercisable or exercisable within 60 days of March 10, 2005 are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. The amounts and percentages are based upon 1,974,870.0 shares of our common stock and 17,773,826.0 shares of our preferred stock outstanding as of March 10, 2005.

(2)                                  The percent of class for common shares and preferred shares for each person in the above table is, in each case, the same as the Percentage of Total.

(3)                                  Of the shares that are reported as beneficially owned, OEP MedVest LLC, has (a) sole power to vote 1,805,274.2 common shares, (b) shared power to vote 0 common shares; (c) sole power to dispose 1,805,274.2 common shares and 16,247,467.8 preferred shares and (d) shared power to dispose 0 common shares and 0 preferred shares.

(4)                                  Includes 297,000 preferred shares and 33,000 common shares subject to stock options by Mr. Arena which are exercisable or become exercisable within 60 days. Includes 148,500 preferred shares and 16,500 common shares subject to stock options by each of Messrs. Landsberg, Dobrovic, Dickman and Jamison which are exercisable or become exercisable within 60 days.

(5)                                  Includes 1,805,274.2 common shares and 16,247,467.8 preferred shares owned by OEP MedVest LLC. One Equity Partners LLC owns approximately 96.7% of OEP MedVest LLC and Mr. Dugan and Mr. Kirkpatrick are each Partners of One Equity Partners LLC and Directors of Medex, Inc. Of the shares that are reported as beneficially owned, Mr. Dugan and Mr. Kirkpatrick exercise (a) sole power to vote 0 common shares, (b) shared power to vote 1,805,274 common shares; (c) sole power to dispose 0 common shares and 0 preferred shares and (d) shared power to dispose 1,805,274 common shares and 16,274,468 preferred shares.

(6)                                  Mr. Connelly owns approximately 50% of GCA Critical Care LLC that owns less than 1% of OEP MedVest LLC. Although Mr. Connelly indirectly owns common shares and preferred shares held by OEP MedVest LLC, Mr. Connelly does not have any power directly or indirectly to vote or dispose of the common shares or preferred shares held by OEP MedVest LLC.

(7)                                  Includes 891,000 preferred shares and 99,000 common shares subject to stock options that are currently exercisable or exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	1,928,295	$2.12	1,062,205

Equity compensation plans not approved by security holders	—	—	—

Total	1,928,295	$2.12	1,062,205

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders’ Agreement

                In connection with the recapitalization, all of the holders of shares of MedVest common stock and preferred stock became parties to a new stockholders’ agreement. The stockholders’ agreement provides, among other things, that the number of the directors constituting the MedVest and Medex board of directors will be seven. Each stockholder is obligated to vote its shares to elect three representatives designated by OEP MedVest LLC, two representatives designated by the stockholders other than OEP MedVest LLC, one independent outside director designated by OEP MedVest LLC (who shall be reasonably acceptable to the non-OEP MedVest LLC stockholders) and one independent outside director designated by the non-OEP MedVest LLC stockholders (who shall be reasonably acceptable to OEP MedVest LLC). The number of representatives OEP MedVest LLC and the non-OEP MedVest LLC stockholders are entitled to designate is subject to such holders maintaining a certain minimum percentage of shares held by them as of the recapitalization date.

                Under the stockholders’ agreement, MedVest is required to obtain the approval of stockholders holding at least 50% of its outstanding shares of common stock before:

                                                •                                          authorizing or issuing any equity securities of MedVest or its subsidiary, other than pursuant to an employee or director stock incentive plan approved by the board;

                                                •                                          amending, modifying or waiving any term of any equity security issued by MedVest;

                                                •                                          redeeming or repurchasing any preferred stock or other equity security of MedVest or its subsidiaries;

                                                •                                          adopting any new, or amending any, employee or director incentive plan providing for the issuance of equity securities of MedVest or its subsidiaries;

                                                •                                          approving any sale of MedVest;

                                                •                                          voluntarily liquidating, dissolving or winding up MedVest;

                                                •                                          granting any rights of first offer, first refusal or any similar rights relating to a sale of MedVest;

                                                •                                          engaging (directly or indirectly) in a new business activity other than a business reasonably related to MedVest’s or its subsidiaries’ existing business;

                                                •                                          selling or otherwise disposing of any material business of MedVest or any subsidiary of MedVest;

                                                •                                          except for customary director, officer and employee compensation, entering into or amending (directly or indirectly) any borrowing, transaction or agreement with any affiliate involving payments by MedVest for such borrowing, transaction or agreement which, when aggregated with all other such payments by MedVest exceed $100,000 in any one year or which individually involve payments by MedVest in excess of $500,000 during the term of any such borrowing, transaction or agreement; or

                                                •                                          making any loans or advances to any third party, other than (1) travel and entertainment advances to employees in the ordinary course of business, (2) notes payable issued to MedVest as part of the purchase price for a disposition of assets otherwise permitted hereunder, and (3) advances and deposits made in the ordinary course of business.

                Notwithstanding the foregoing the consent of at least one director appointed by the non-OEP MedVest LLC stockholders is required to take any of the actions described in the second to last bullet point above.

                The stockholders’ agreement also contains certain rights of first refusal in favor of the non-OEP MedVest LLC stockholders, MedVest and OEP MedVest LLC that will be triggered upon certain proposed transfers of shares of common or preferred stock by the non-OEP MedVest LLC stockholders. The stockholders’ agreement also provides for tag-along rights to stockholders with respect to any proposed sale of at least 10% of MedVest’s outstanding stock and drag-along rights with respect to any proposed sale by stockholders owning at least an aggregate of 50% of the shares of MedVest’s outstanding common stock. The stockholders’ agreement provides each stockholder with certain preemptive rights with respect to any proposed issuance of shares of MedVest’s capital stock, options to purchase shares of MedVest’s capital stock, or any securities or options to purchase securities convertible into, or exercisable or exchangeable for any shares of MedVest’s capital stock.

                Under the terms of the stockholders’ agreement, MedVest is permitted, subject to certain conditions, to purchase from any employee investor any or all of the shares of MedVest’s stock owned by such employee upon termination of employment for cause or upon termination by the employee without good reason. MedVest is obligated to purchase from any employee investor any or all of the shares of MedVest’s stock owned by such employee upon termination of employment upon the employee’s death or disability. Finally, under the stockholders’ agreement, MedVest is permitted, and the employee may require MedVest, to purchase the shares of MedVest’s stock owned by such employee upon termination of employment without cause or by the employee for good reason. The stockholders’ agreement terminates upon an initial public offering of shares of common stock of MedVest having an aggregate offering value of at least $75 million and that results in MedVest having a deemed market capitalization of at least $300 million.

Registration Rights Agreement

                In connection with the closing of the MedVest recapitalization, MedVest entered into a registration rights agreement with OEP MedVest LLC and all of the other stockholders of MedVest, pursuant to which MedVest granted certain registration rights to the stockholders, which rights can be exercised after an initial public offering of shares of common stock of MedVest having an aggregate offering value of at least $75 million and that results in MedVest having a deemed market capitalization of at least $300 million. Specifically, subject to certain conditions and limitations, after a qualified initial public offering, OEP MedVest LLC can request two long-form and unlimited short-form demand registrations and the non-OEP MedVest LLC stockholders may request one long-form and unlimited short-form demand registration of their shares of common stock.

                Additionally, subject to certain conditions and limitations, MedVest agrees to permit the holders party to the registration rights agreement to include their shares of MedVest’s common stock in any primary offering pursuant to a registration statement filed with the Securities and Exchange Commission whenever MedVest’s securities then issued and outstanding are to be registered under the Securities Act, subject to compliance with certain notice provisions set forth in the registration rights agreement. MedVest is able to postpone or withdraw any such primary registration without obligation to any holder. MedVest is generally required to bear all expenses arising from these registrations. MedVest further agrees to indemnify, to the fullest extent permitted by law, each stockholder party to the registration rights agreement and certain of their affiliates against all losses, claims, damages, liabilities and expenses caused by any untrue or alleged untrue statement of a material fact contained in any registration statement, any prospectus or preliminary prospectus or any amendment thereof or supplement thereto, any omission or alleged omission of a material fact required to be stated therein or necessary to make the statements therein not misleading or any violation of federal or state blue sky laws. These registration rights will be subject to conditions and limitations, including the right of the underwriters of an offering to limit the number of shares of common stock held by the holders with registration rights to be included in such registration and a requirement that a certain minimum amount of securities be registered and sold in such registrations.

Employment Agreements

The Company has entered into employment agreements with certain of its named executive officers, as described in “Item 11 - Executive Compensation.”

Transactions with Affiliates

Banc One Mezzanine Corporation and Banc One Capital Markets, Inc. are subsidiaries of Bank One Corporation, as are One Equity Partners and the Company (by virtue of the contemplated equity ownership interest in us by One Equity Partners).

OEP MedVest LLC, an affiliate of each of One Equity Partners, Banc One Capital Markets, Inc. and Banc One Mezzanine Corporation, owns 83.3% of MedVest’s capital stock on a fully-diluted basis and has the right to appoint a majority of our board of directors. Banc One Capital Markets, Inc. was an initial purchaser in the offering of outstanding notes, for which it received customary fees, plus reimbursement of certain expenses, for its services. Banc One Mezzanine Corporation serves as documentation agent under the credit facility for which it receives customary fees, plus reimbursement of certain expenses, for its services. Affiliates of this institution also serve as lenders under the credit facility.

Gregory Aranaga, Director of Corporate Communications of Medex, Inc., is the son-in-law of Dominick Arena, one of the Company’s Directors and our President and Chief Executive Officer. In 2004, Mr. Aranaga was paid $127,221, which included a bonus of $26,406, and received options to purchase 200 shares of common stock.

Management Agreement

In connection with the Jelco acquisition and recapitalization, MedVest entered into a management agreement with One Equity Partners LLC for management and financial advisory services and oversight to be provided to it and its subsidiaries. Pursuant to this agreement, MedVest pays an annual management fee of $2.4 million; provided, however, no annual management fee will be payable until MedVest and its consolidated subsidiaries generate annual EBITDA in excess of $76.0 million; provided, further, that no annual management fee was payable before December 15, 2003. One Equity Partners also received a one-time transaction fee of $3.0 million upon consummation of the Transactions and annual out-of-pocket expenses.   As of the closing of the Smiths merger on March 21, 2005, the management agreement with One Equity Partners LLC has been terminated.  See Note 16 to the consolidated financial statements for further details regarding the Smiths merger.

Consulting Arrangement

On June 14, 2003, the Company engaged Garrett Capital Advisors to provide general business consulting services to Medex, Inc. at an annual retainer of $150,000. Our director, Mr. Connelly, is the managing partner of Garrett Capital Advisors. This agreement commenced July 1, 2003 and ends June 30, 2006. It is cancelable at any time, by either party, upon 90 days written notice.   Pursuant to the closing of the Smiths merger, the agreement with Mr. Connelly has been cancelled and there are no further amounts due under this agreement.  See Note 16 to the consolidated financial statements for further details regarding the Smiths merger.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees include fees paid by the Company to Deloitte & Touche LLP related to the annual audit of the Company’s consolidated financial statements, the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q, and statutory audits of various international subsidiaries. Audit fees also include fees for services performed by Deloitte & Touche LLP that are closely related to the audit and in many cases could only be provided by the Company’s independent Registered Public Accounting Firm, such as comfort letters and consents related to SEC registration statements. The aggregate fees billed to the Company by Deloitte & Touche LLP for audit services rendered to the Company and its subsidiaries for fiscal 2004 and 2003 totaled $0.9 million and $0.2 million, respectively.

Audit-Related Fees

Audit-related services include due diligence services related to mergers and acquisitions, audit-related research and assistance, document production and employee benefit plan audits. The aggregate fees billed to the Company by Deloitte & Touche LLP for audit-related services rendered to the Company and its subsidiaries for fiscal 2004 totaled $0.2 million.  Similar fees for fiscal year 2003 were minimal.

Tax Fees

Tax fees include tax compliance and other tax-related services. The aggregate fees billed to the Company by Deloitte & Touche LLP for tax services rendered to the Company and its subsidiaries for fiscal 2004 and 2003 totaled $0.5 million and $0.2 million, respectively.

All Other Fees

The aggregate fees billed to the Company by Deloitte & Touche LLP for all other services rendered to the Company and its subsidiaries for fiscal 2004 totaled $0.1 million.  Similar fees for fiscal year 2003 were minimal.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee is responsible for the appointment, compensation and oversight of the work performed by the independent auditors.

The Audit Committee annually approves the scope and fee estimates for the quarterly reviews, year-end audit and statutory audits to be performed by the Company’s independent auditors for the next fiscal year. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality. In making its recommendation to ratify the appointment of Deloitte and Touche LLP as the Company’s auditor for the current fiscal year, the Audit Committee has considered whether any non-audit services provided by them are compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this Form 10-K.

(1)	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Shareholders’ Equity (Deficiency) for the Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:
Schedule of Valuation and Qualifying Accounts
All other financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements.
(3)	The exhibits listed on the “Index to Exhibits” on pages 67 through 68 are filed with this Form 10-K or incorporated by reference as set forth below.

(b)  The exhibits listed on the “Index to Exhibits” on pages 67 through 68 are filed with this

                Form 10-K or incorporated by reference as set forth below.

(c)  Additional Financial Statements Schedules

                      None.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 6, 2005

MedVest Holdings Corporation

By:	/s/ Dominick A. Arena
A. Arena
Chief Executive Officer and a Director

POWER OF ATTORNEY AND SIGNATURES

                KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael I. Dobrovic and Charles J. Jamison, jointly and severally, as his or her true and lawful attorney-in-fact and agent, acting alone, with full power of substitution and resubstitution for him and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and reform each and every act and thing requisite or necessary to be done, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dominick A. Arena	Chief Executive Officer and a Director (Principal Executive Officer)	March 31, 2005
Dominick A. Arena

/s/ Michael I. Dobrovic	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2005
Michael I. Dobrovic

/s/ Dr. Georg Landsberg	Senior Vice President of European Operations and Director	March 31, 2005
Dr. Georg Landsberg

/s/ Chris Surch	Chairman of the Board	March 31, 2005
Chris Surch

/s/ Chris Hutchison	Director	March 31, 2005
Chris Hutchison

MedVest Holdings Corporation

Schedule II — Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to costs and expenses		Charged to other accounts- describe		Deductions- describe		Balance at End of Period
Description	(in thousands)
Year Ended December 31, 2004
Reserves and allowances deducted from asset accounts:
Accounts receivable allowances(1)	$9,581	$1,181	(3)	$46	(6)	$(233	)(7)	$10,575
Valuation allowance on deferred tax assets	13,200	—		—		(12,649	)(9)	551
Inventory Allowances(2)	4,206	602	(5)	(416	)(6)	(1,518	)(7)	2,874
	$26,987	$1,783		$(370)			$(1,751)	$26,649

Year Ended December 31, 2003
Reserves and allowances deducted from asset accounts:
Accounts receivable allowances(1)	$819	$21,925	(3)	$60	(6)	$(13,223	)(7)	$9,581
Valuation allowance on deferred tax assets	3,164	10,036	(4)	—		—		13,200
Inventory Allowances(2)	2,359	4,167	(5)	(143	)(6)	(2,177	)(7)	4,206
	$6,342	$36,128		$(83)			$(15,400)	$26,987

Year Ended December 31, 2002
Reserves and allowances deducted from asset accounts:
Accounts receivable allowances(1)	$1,119	$(87	)(3)	$43	(6)	$(256	)(7)	$819
Valuation allowance on deferred tax assets	3,356	—		—		(192	)(8)	3,164
Inventory Allowances(2)	2,813	38	(5)	610	(6)	(1,102)		2,359
	$7,288		$(49)	$653			$(1,550)	$6,342

(1)                                  Accounts receivable allowances represent allowance for doubtful accounts, rebate and sales discount allowances.

(2)                                  Inventory allowances represent allowance for obsolescence reserves and physical inventory adjustments.

(3)                                  Provisions for uncollectible accounts are included in S,G,&A expenses. Rebate and sales discounts are recorded as a reduction of gross sales.

(4)                                  Increase in valuation allowance is recorded as a component of the provision for income taxes.

(5)                                  Provisions for inventory obsolescence and shrinkage are included in the cost of sales.

(6)                                  Represents foreign currency fluctuation charged to other comprehensive income and other accounts.

(7)                                  Actual accounts and inventory written off against the allowance.

(8)                                  Reduction in valuation allowance due to utilization of foreign net operating losses previously reserved, purchase accounting related adjustments, or write-off of deferred tax assets that are not realizable in future years.

(9)                                  Reduction of deferred tax valuation allowance due to use of net operating losses and the expectation that the Company will generate sufficient income in future years to utilize remaining losses.

Index to Exhibits

Number	Description of Exhibit

2.1

Agreement and Plan of Merger dated as of December 5, 2004, by and among Smiths Medical Holdco Limited, Forest Acquisition Corp., MedVest Holdings Corporation, Certain Principal Stockholders of the Company and OEP MedVest LLC, as Representative of the Company Stockholders.

2.2

Purchase Agreement, dated as of April 2, 2003, by and between Ethicon Endo-Surgery, Inc. and Medex, Inc. (incorporated by reference to Exhibit 2.1 to the Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

2.3

Recapitalization Agreement, dated as of April 21, 2003, by MedVest Holdings Corporation, OEP MedVest LLC and each of the Persons party thereto listed as Stockholders (incorporated by reference to Exhibit 2.2 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

3.1	Articles of Incorporation of MedVest Holdings Corporation, as amended (incorporated by reference to Exhibit 3.3 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).
3.2	Code of Regulations of MedVest Holdings Corporation (incorporated by reference to Exhibit 3.4 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).
4.1

Form of Notation of Guarantee of Medex, Inc.’s 8 7/8% Senior Subordinated Notes due 2013 given by each of MedVest Holdings Corporation, Medex Medical, Inc. and Medex Cardio-Pulmonary, Inc. (included in Exhibit 4.2).

4.2

Indenture, dated as of May 21, 2003, by and among Medex, Inc., as issuer, MedVest Holdings Corporation, as parent guarantor, the subsidiary guarantors named therein, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.3 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.1

Stockholders Agreement, dated as of May 21, 2003, by and among MedVest Holdings Corporation, OEP MedVest LLC and each of the persons party thereto listed as investors (incorporated by reference to Exhibit 10.1 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.2

First Amendment to MedVest Holdings Corporation Stockholders Agreement, effective December 31, 2003, by and among MedVest Holdings Corporation, OEP MedVest, LLC and the stockholders identified therein (incorporated by reference to Exhibit 10.2 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.3

Registration Agreement, dated as of May 21, 2003, by and among MedVest Holdings Corporation, OEP MedVest LLC and each of the persons party thereto listed as investors (incorporated by reference to Exhibit 10.3 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.4

$170,000,000 Credit Agreement, dated as of May 21, 2003, among Medex, Inc., MedVest Holdings Corporation, the domestic subsidiaries of Medex, Inc., the lenders party thereto, Wachovia Bank, National Association, Lehman Commercial Paper Inc., Banc One Mezzanine Corporation, The Huntington National Bank, LaSalle Bank National Association, Wachovia Securities, Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.4 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.5

First Amendment to Credit Agreement, dated as of November 7, 2003, by and among Medex, Inc., MedVest Holdings Corporation, the domestic subsidiaries of Medex, Inc., the lenders identified therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.5 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.6

Management Services Agreement, dated as of May 21, 2003, between One Equity Partners LLC and MedVest Holdings Corporation (incorporated by reference to Exhibit 10.6 to Medex Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.7

Severance and Non-Compete Agreement, dated as of May 21, 2003, by and between Medex, Inc. and Dominick A. Arena (incorporated by reference to Exhibit 10.7 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.8

Severance and Non-Compete Agreement, dated as of May 21, 2003, by and between Medex, Inc. and Dr. Georg Landsberg (incorporated by reference to Exhibit 10.8 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.9

Severance and Non-Compete Agreement, dated as of May 21, 2003, by and between Medex, Inc. and Michael I. Dobrovic (incorporated by reference to Exhibit 10.9 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.10	Severance and Non-Compete Agreement, dated as of May 21, 2003, by and between Medex, Inc. and Ralph Dickman, Jr. (incorporated by reference to Exhibit 10.10 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).
10.11

Severance and Non-Compete Agreement, dated as of May 21, 2003, by and between Medex, Inc. and Charles J. Jamison (incorporated by reference to Exhibit 10.11 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.12

Letter Agreement, dated as of June 14, 2003, between Medex, Inc. and Garrett Capital Advisors (incorporated by reference to Exhibit 10.12 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.13

MedVest Holdings Corporation 2001 Stock Option Plan as amended by the First Amendment to MedVest Holdings Corporation 2001 Stock Option Plan (incorporated by reference to Exhibit 10.13 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).

10.14	MedVest Holdings Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 10.14 to Medex, Inc.’s registration statement on Form S-4 (Registration No. 333-112848)).
10.15	Employment Agreement, dated as of December 5, 2004, by and among Smiths Medical Holdco Limited, Medex, Inc. and Dominick A. Arena.
10.16	Employment Agreement, dated as of December 5, 2004, by and among Smiths Medical Holdco Limited, Medex, Inc. and Ralph Dickman.
10.17	Employment Agreement, dated as of December 5, 2004, by and among Smiths Medical Holdco Limited, Medex, Inc. and Michael Dobrovic.
10.18	Employment Agreement, dated as of December 5, 2004, by and among Smiths Medical Holdco Limited, Medex, Inc. and Charles Jamison.
10.19	Service Agreement, dated as of December 4, 2004, by and among Medex GmbH and Georg Landsberg.
14.1	Financial Code of Ethics.
21.1	Subsidiaries of MedVest Holdings Corporation.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.